Form 10-K
period 1994-11-30
MISSION WEST PROPERTIES/NEW/
filed 1995-02-16
CIK 704874

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                              ------------------

                                   FORM 10-K

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (FEE REQUIRED) for the fiscal year ended November 30, 1994, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (NO FEE REQUIRED) for the transition period from ____________ to ____________


                         Commission File Number 1-8383



                            MISSION WEST PROPERTIES


Incorporated in California                          IRS Employer Identification
                                                    Number:  95-2635431

Principal Executive Offices:                          Telephone:  (619) 450-3135
 6815 Flanders Drive, Suite 250
 San Diego, California  92121-3914




Securities registered pursuant to Section 12(b) of the Act:

           Title of Class                          Exchanges on Which Registered
- ------------------------------------               -----------------------------
Shares of common stock, no par value                  American Stock Exchange
                                                       Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to the Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of the Registrant was $3,244,000 as of January 27, 1995.

The number of shares of the Registrant's common stock outstanding as of January 27, 1995, was 1,468,721.

Portions of Part III are incorporated by reference from the Registrant's definitive Proxy Statement dated February 14, 1995, for the annual meeting of shareholders to be held on March 3, 1995.

                                    PART I


Item 1.  Business
- -----------------

Mission West Properties (the "Company"), located in San Diego, California, is a California corporation engaged in developing, owning, operating, and selling income-producing commercial real estate. Since completing its most recent development projects in 1991, the Company has been principally involved in owning and operating real estate projects.

The Company was formed in 1969 as Palomar Mortgage Investors, a California business trust. It operated as a real estate investment trust ("REIT") (as defined by the Internal Revenue Code), investing primarily in short- and intermediate-term construction and development loans secured by first trust deeds on real property. In 1974, the Company terminated new loan activity except to facilitate the sale of property acquired from borrowers through foreclosure or by deed in lieu of foreclosure and, in 1975, changed its name to Mission Investment Trust. In 1979, the Company terminated its status as a REIT and began directly to develop and market properties it owned. Since then, the Company has acquired, developed, and sold properties in southern California and Arizona in accordance with its business strategy; the Company currently manages ten operating properties it has developed or acquired. In 1982 the Company incorporated under its present name.

In fiscal 1993, the Company's Board of Directors began to explore various strategic alternatives to maintain and enhance shareholder value, including raising additional capital in order to grow the Company, refinancing or repositioning its debt, effecting a business combination, or considering an outright sale of the Company or its assets. After several months of negotiations with one party, in January 1995 the Company executed a definitive agreement for the sale of substantially all of the Company's real estate assets. The agreement was subsequently terminated during a due diligence period provided in the agreement. The Company intends to continue to manage its real estate investments and to explore means of maintaining and enhancing shareholder value and realizing a return to its shareholders.

Wholly Owned Subsidiaries:
- -------------------------

The Company has two wholly owned subsidiaries, MIT Realty, Inc. and Mission West Executive Aircraft Center, Inc. ("MWEAC"). MIT Realty, Inc. has no signed contracts or commitments. MWEAC owns and operates office buildings and aircraft hangars as part of a fixed-base operations center at the McClellan-Palomar Airport in San Diego County; management of this facility is provided by an independent contractor and the results of the operations of this subsidiary are included in the consolidated financial statements of the Company.

Employees:
- ---------

The Company had eight full-time employees as of November 30, 1994.

Real Estate Investments and Marketing:
- -------------------------------------

At November 30, 1994, the Company had investments in ten real estate projects and two undeveloped parcels of land totaling $45,199,000, net of depreciation and allowances for estimated losses. The Company completed its most recent development projects in 1991 and, since that time, has principally focused on managing its real estate properties. Because the Company's property portfolio contains what management believes to be high-quality projects located in desirable markets, the Company historically has been successful in both leasing projects and effecting sales. The Company's properties are substantially leased, with an average portfolio occupancy of 84 percent in fiscal year 1994, and currently have an aggregate positive cash flow. Due to market conditions, however, no significant property sales have occurred since 1990. In 1990, the Company sold a 25,000 square foot office building in Carlsbad, a 72,000 square foot office building in San Diego, and the Company's 36.5 percent interest in a San Diego joint venture build-to-suit project. The Company executed a definitive agreement to sell substantially all its assets in January 1995, which agreement was subsequently terminated during a due diligence period provided in the agreement.

Environmental Issues:
- --------------------

In recent years, the government and the general public have become increasingly concerned with the impact of real estate development and construction on the physical and social environment. Governmental agencies have increasingly focused on environmental effects when considering zoning applications and applications for construction of sewer, water, and other facilities generally required of real estate developers. Additionally, lending institutions have begun to place a greater emphasis on environmental factors when considering property financing. Although ecological and other environmental concerns have not had a material impact on its development or operating activities, there can be no assurance that the Company will not be affected in the future either by governmental policies or public attitudes in this regard.


Item 2.  Properties
- -------------------

The Company has developed or acquired commercial properties located in southern California and Arizona. Each property was selected for its perceived potential to contribute value to the Company's real estate portfolio and ability to generate profit, typically upon sale. In the pursuit of enhancing property values and profits, the Company is committed to maintaining its high quality projects and providing superior property management services to its tenants. The Company's real estate investments as of November 30, 1994, are as follows:

                                                                       YEAR                   FISCAL 1994
                                        NUMBER OF      AMOUNT       CONSTRUCTED/               AVERAGE         NUMBER OF
         DESCRIPTION AND LOCATION       BUILDINGS      INVESTED       ACQUIRED     SQ. FT.      OCCUPANCY       TENANTS
         ------------------------       --------       --------       -------      -------      ---------        ------

 OFFICE PROJECTS:
  Two-story, Carlsbad, CA                  2           $7,649,000     1988           80,540        97%            7
  Three-story, San Diego, CA               1            7,511,000     1989           75,711        77%           15
  Two-story, Carlsbad, CA                  1            5,575,000     1991           52,696        95%            7
  Two-story, San Diego, CA                 1            4,167,000     1989           45,097        45%            5

INDUSTRIAL/R&D PROJECTS:
  Manufacturing, Riverside, CA             1            6,579,000     1991          161,588       100%            1
  R&D, San Diego, CA                       4            6,208,000     1984           87,409        64%            5
  R&D, San Diego, CA                       4            6,652,000     1990           72,320        77%            7
  Light industrial, Chandler, AZ           2            3,750,000     1986           65,630        94%           15
  Industrial, Carlsbad, CA                 3            3,589,000     1991           44,574        78%           16

AIRPORT PROJECTS:
  Hangars/office bldg., Carlsbad, CA       1            1,796,000     1990           43,116        74%            6
  Hangars/office bldg., Carlsbad, CA       3            3,113,000     1990           90,155        91%           57

UNDEVELOPED LAND, Tucson and              N/A             725,000     1974             N/A         N/A          N/A
  Chandler, AZ                                                        1984

During the year ended November 30, 1994, the Company's operating property portfolio was, on average, 84 percent leased. The rental rate for leases, exclusive of airport hangar space, in effect during the year ranged from $0.40 to $1.45 per square foot, net of concessions. The Company has negotiated each lease separately; typically, office building and airport lease rates are full-service, net of utilities, and industrial rates are triple net or modified gross. Nearly all leases contain provisions for annual cost-of-living or percentage increases. Lease terms average from one to five years, ranging up to ten years.


Item 3.  Legal Proceedings
- --------------------------

Periodically the Company is party to certain lawsuits and various claims arising out of its ordinary business activities. As of November 30, 1993, the Company was party to litigation that was settled in December 1993; this settlement resulted in a $1,500,000 cash receipt to the Company, as more fully described in
Note 7 to the consolidated financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

No matters were submitted to a vote of the Company's security holders during the quarter ended November 30, 1994.




                                    PART II


Item 5.  Market for the Registrant's Shares of Common Stock and Related
- -----------------------------------------------------------------------
Stockholder Matters
- -------------------

Common Stock of the Company is traded on the American and Pacific Stock Exchanges under the symbol MSW. The following are the high and low sales prices, by quarter, of the Registrant's shares for the two most recent fiscal years.


                                        1994              1993
                                    -------------      --------------
                                     High    Low        High    Low
                                    ------  -----      ------  ------
              1st Quarter              5    3 1/2       3 7/8   3 1/8
              2nd Quarter            4 3/8  3 3/4         4       3
              3rd Quarter            5 1/8  3 3/4         3     2 5/8
              4th Quarter              7    4 1/4       3 1/2   2 9/16


As of January 27, 1995, the approximate number of holders of record of the Company's stock was 550. The Company paid no dividends during fiscal 1994; during fiscal 1993, the Company declared and paid a $0.05 per share dividend in the first quarter and suspended payments of dividends thereafter. Certain banks, through their debt agreements, have restricted the Company from paying cash dividends to shareholders.


Item 6.  Selected Consolidated Financial Data
- ---------------------------------------------

Selected consolidated financial information follows (in thousands, except per share data).


                                                                       Years Ended November 30
                                                           ----------------------------------------------------------
                                                              1994         1993        1992        1991       1990
                                                              ----         ----        ----        ----       ----
Results of Operations:
 Revenues                                                     $ 9,297      $ 7,142     $ 7,297     $ 6,482     $24,518
 Net Income (Loss)                                             (1,943)      (1,065)       (824)       (869)      2,535
 Net Income (Loss) per Share                                    (1.32)       (0.73)      (0.56)      (0.59)       1.70

Financial Condition:
 Total Assets                                                 $50,963      $56,236     $59,731     $60,596     $53,086
 Notes Payable                                                 34,382       35,938      38,229      37,265      29,248
 Shareholders' Equity per Share                                 10.02        11.27       12.04       12.95       13.96
 Cash Dividends Declared per Share                               0.00         0.05        0.35        0.40        0.38
 Average Shares Outstanding                                     1,469        1,469       1,469       1,475       1,492

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
of Operations
- -------------

RESULTS OF OPERATIONS:

Fiscal 1994 Compared with Fiscal 1993
- -------------------------------------

The Company did not engage in development activity during fiscal year 1994 and no properties were acquired or sold during the year. The Company did, however, enter into an agreement to sell substantially all its real estate assets. As a result of this proposed sales transaction, the Company recorded a $5,200,000 provision for estimated losses on real estate during the fourth quarter; this provision represented the difference between the carrying value of the assets and the proposed sales price, which was considered to approximate market value (subsequent to November 30, 1994, the proposed sales transaction was terminated).

During 1994, occupancy rates remained fairly stable, averaging 84 percent, compared to 85 percent in fiscal 1993. As a result of consistent occupancy rates and minimal rental rate decreases, rental revenues from real estate remained relatively constant. The related operating expenses of real estate, including depreciation, decreased $460,000, or 11 percent, between years. This decrease resulted from reductions in depreciation expense, property taxes, general operating expenses, and the provision for bad debts. (See discussion of fiscal 1993 results; one-time adjustments that contributed to increases were recorded in 1993.) During the fourth quarter of fiscal 1994, an affiliate continued to remit only partial rent. The affiliate has requested a renegotiation of its lease obligation and it is anticipated that a lease renegotiation will be completed in early 1995. This renegotiation may include a provision for the Company's and the affiliate's common parent, Triton Group Ltd., to deliver 100,000 shares of the Company's Common Stock to the Company in exchange for a reduced rental rate and an extended lease term for the affiliate.

During the first quarter of fiscal 1994, the Company settled litigation, receiving $1,500,000 in cash. The matter related to property sold by the Company in 1986; therefore, the settlement amount was recorded as revenue from sales of real estate. Also in fiscal 1994, the Company received nonrecurring proceeds on a note receivable related to the same 1986 land sale, which contributed to the $1,994,000 increase in sales of real estate between years. Other revenue increased $202,000 between years as a result of reimbursements from tenants for interior improvements in excess of a standard allowance.

As a result of a reduction in Corporate staff and continuing cost containment, general and administrative expenses were $183,000, or 13 percent, lower in fiscal 1994 than 1993. Interest expense decreased $117,000 between years; this decrease resulted from the Company's lenders abating certain loan fees, which were offset by increased expense due to higher interest rates (the prime lending rate increased from six percent to 8.5 percent during 1994).

The Company recorded a $440,000 effect of a required change in accounting for income taxes during the first quarter of fiscal 1994. This change is more fully described in Notes 1 and 5 to the consolidated financial statements.

Fiscal 1993 Compared with Fiscal 1992
- -------------------------------------

During fiscal year 1993, the Company did not engage in development activity, nor were any properties acquired or sold. During 1993, occupancy rates remained fairly stable, averaging 85 percent, compared to 86 percent in fiscal 1992. As a result of consistent occupancy rates and non-fluctuating rental rates, rental revenues from real estate remained constant. The related operating expenses of real estate, including depreciation, increased $496,000, or 14 percent, between years. This increase was proportionally larger than the increase in rental revenue due to several factors, primarily a one-time increase in the provision for bad debts, a reflection of the weak economy and real estate industry in general in southern California. Also affecting the results were increases in depreciation expense, building repair expenses, and property tax expense.

Other revenues decreased $158,000, or 30 percent, from fiscal 1992 primarily due to decreased mortgage loan interest revenue resulting from lower outstanding receivable balances and lower earning rates on those balances.

As a result of a reduction in Corporate staff and general cost containment, general and administrative expenses were $104,000, or seven percent, lower in fiscal 1993 than 1992. Interest expense decreased between years due primarily to the Company's lenders abating certain loan fees during fiscal 1993.

CHANGES IN FINANCIAL POSITION:

November 30, 1994 Compared with November 30, 1993
- -------------------------------------------------

During fiscal year 1994, the Company's cash and investments position increased $894,000. Numerous items contributed to this increase. Among the most significant factors was the settlement of litigation (see "MANAGEMENT'S DISCUSSION AND ANALYSIS -- Results of Operations" above) and receipts on notes receivable, which were offset by $1,056,000 in scheduled debt amortizations and a $500,000 paydown upon renewal of a note payable.

The $799,000 decrease in real estate investments during fiscal 1994 resulted from depreciation, net of tenant improvement additions. As a result of a proposed sale of substantially all the Company's real estate assets, an increase in the allowance for estimated losses on real estate was recorded during 1994. This adjustment reduced the recorded value of the assets to the proposed sales price, which was considered to approximate market value.

LIQUIDITY AND CAPITAL RESOURCES:

Management believes the Company continues to be in a stable and competitive position with its current real estate portfolio. The Company has maintained $4,911,000 in cash and investments as of November 30, 1994. All of the Company's debt has been renewed and currently has maturities in 1996 or later; all secured notes currently amortize on a monthly basis. An additional principal reduction is possible during fiscal 1995 in conjunction with a lease renegotiation of a single-tenant property leased to an affiliate.

The Company's real estate portfolio continues to generate sufficient rental revenue to cover real estate operating expenses and interest expense and it is generating cash, after normal debt service (interest and monthly principal amortization); however, the portfolio's operations have not yet reached a level to additionally cover corporate overhead. Historically, the Company has experienced net income and cash increases in the years properties were sold and has experienced losses and cash decreases in the years where no property sales occurred. The occurrences of major property sales depends on several factors, including prevailing market conditions and available financing for potential purchasers (see "Impact of Recession on Operations" below).

The Company is currently evaluating its future strategic options and intends to pursue all viable growth or other opportunities. The Company has no projects under development and none are specifically planned. The only capital expenditures anticipated are interior improvements to existing buildings, which may be required as new tenants are obtained or existing leases extended. The real estate portfolio comprises operating properties that are either leased or partially available for lease. The Company anticipates financing future projects with internally and externally generated funds, including strategic capital or debt transactions and/or sales proceeds from existing projects. The need for additional financing in the future will depend mainly on the number and size of new projects undertaken, if any. The Company plans to continue to finance its general and administrative operations with internally generated funds, including rental receipts from the rental properties, and existing cash and investments.


IMPACT OF RECESSION ON OPERATIONS:

The southern California economy continues to recover, although at a relatively modest pace. Corporate combinations and downsizing have contributed to reduced employment and decreased demand for commercial property. The commercial and industrial real estate markets in the region are still overbuilt. Although absorption in the markets in which the Company competes has increased, commercial real estate is still selling below replacement values. An upturn in the economy may positively impact the occupancy, rental rates, and values of commercial properties (including the Company's investments), while a downturn would have the opposite effect. Additionally, alternative financing for commercial property may be limited during a weak economy; this would reduce the ability of the Company to borrow and the ability of potential investors to purchase property.

Continued economic difficulties may impair further the business performance and credit worthiness of some of the Company's tenants, which in turn may affect these tenants' ability to meet lease obligations. Although losses were insignificant in fiscal 1994, the Company did experience a number of tenant failures during fiscal 1993, resulting in increased bad debt expenses.

A majority of the leases between the Company and its tenants have terms from one to five years. The Company devotes a significant amount of time to renewing leases with existing tenants and replacing tenants that vacate at lease maturity (or sooner in the case of business failures). Because recent economic conditions have placed downward pressure on market rental rates, management believes leases may continue to be renewed or replaced at lower rental rates than those of currently existing leases.


IMPACT OF INFLATION AND CHANGING PRICES ON OPERATIONS:

In recent years, inflation has not been a significant factor and has not had a significant impact on the Company's operations and business decisions. Indeed, values of southern California properties have generally declined over the past several years. While renewed inflation may increase the future market value of certain real estate owned by the Company, it also is likely to increase the cost of construction on, or improvements to, that real estate. In addition, higher inflation and interest rates tend to increase the cost and restrict the availability of long-term mortgage funds, which in turn may impede sales of the Company's properties and limit development activity.

The Company typically leases property to tenants with terms that provide for periodic rent increases in proportion to increases in inflation as measured by the Consumer Price Index. However, most leases provide for a limit on the amount by which such rent can increase in any given period.


Item 8.  Consolidated Financial Statements and Supplementary Data
- -----------------------------------------------------------------

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES:          Page
                                                                          ----

  Report of Independent Accountants                                           8
  Consolidated Balance Sheets                                                 9
  Consolidated Statements of Operations                                      10
  Consolidated Statements of Cash Flows                                      11
  Consolidated Statements of Shareholders' Equity                            12
  Notes to Consolidated Financial Statements                            13 - 16

  Schedule XI -- Real Estate and Accumulated Depreciation                    17

    (All other schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.)

                       Report of Independent Accountants
                       ---------------------------------



  To the Board of Directors and
  Shareholders of Mission West Properties

  In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Mission West Properties and its subsidiaries (the "Company") at November 30, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

  As discussed in Notes 1 and 5, during 1994 the Company changed its method of accounting for income taxes.



  PRICE WATERHOUSE LLP
  San Diego, California
  January 13, 1995

                            MISSION WEST PROPERTIES
                          Consolidated Balance Sheets
                                At November 30



                                                        ASSETS                                       1994              1993
                                                        ------                                   -------------      ------------
Cash and cash equivalents (Note 1)                                                                 $ 2,192,000       $   806,000
Short-term investments                                                                               2,719,000         3,211,000

Real estate investments (Notes 1, 2, 3, 4 and 7):
 Rental properties, less accumulated depreciation of                                                48,887,000        49,686,000
   $7,702,000 in 1994 and $6,233,000 in 1993 ($47,428,000
   pledged in 1994 and $48,512,000 in 1993)
 Unimproved land ($461,000 pledged in 1994 and 1993)                                                   725,000           725,000
                                                                                                 -------------      ------------

                                                                                                    49,612,000        50,411,000
 Less allowance for estimated losses (Notes 1 and 2)                                                (4,413,000)         (880,000)
                                                                                                 -------------      ------------

    Net real estate investments                                                                     45,199,000        49,531,000

Other assets, less allowances of $2,694,000 in 1994 and
 $1,008,000 in 1993 and accumulated depreciation of
 $304,000 in 1994 and $309,000 in 1993 (Notes 1, 2 and 5)                                              853,000         2,688,000
                                                                                                 -------------      ------------

                                                                                                   $50,963,000       $56,236,000
                                                                                                 =============      ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

Notes payable (Note 4)                                                                             $34,382,000       $35,938,000
Accounts payable and accrued expenses                                                                1,861,000         1,493,000
Deferred income taxes (Notes 1 and 5)                                                                      -           2,257,000
                                                                                                 -------------      ------------

    Total liabilities                                                                              $34,382,000        39,688,000
                                                                                                 -------------      ------------

Commitments and contingencies (Note 7)

Shareholders' equity (Note 6):
 Common stock, no par value, 10,000,000 shares authorized
   (5,000,000 in 1993); 1,468,721 shares issued and
   outstanding (1,468,725 in 1993)                                                                  20,081,000        19,966,000
 Accumulated deficit                                                                                (5,361,000)       (3,418,000)
                                                                                                 -------------      ------------

    Total shareholders' equity                                                                      14,720,000        16,548,000
                                                                                                 -------------      ------------

                                                                                                   $50,963,000       $56,236,000
                                                                                                 =============      ============




         See accompanying notes to consolidated financial statements.

                            MISSION WEST PROPERTIES
                     Consolidated Statements of Operations
                            Years Ended November 30


                                                                1994                     1993                 1992
                                                            -------------            ------------          ------------
REVENUES:
 Rental revenues from real estate (Note 3)                  $ 6,637,000              $ 6,678,000           $ 6,643,000
 Sales of real estate (Notes 1 and 7)                         2,096,000                  102,000               134,000
 Other, including interest                                      564,000                  362,000               520,000
                                                            -----------              -----------           -----------

                                                              9,297,000                7,142,000             7,297,000
                                                            -----------              -----------           -----------


EXPENSES:
 Operating expenses of real estate (Note 7)                   2,220,000                2,464,000             2,119,000
 Depreciation of real estate (Note 1)                         1,472,000                1,688,000             1,537,000
 Provision for estimated losses on real estate (Note 2)       5,200,000                   94,000                 -
 General and administrative                                   1,200,000                1,383,000             1,487,000
 Interest (Note 4)                                            3,088,000                3,205,000             3,368,000
                                                            -----------              -----------           -----------

                                                             13,180,000                8,834,000             8,511,000
                                                            -----------              -----------           -----------
Loss before income taxes, minority partnership interest,
 and cumulative effect of change in accounting               (3,883,000)              (1,692,000)           (1,214,000)

Income tax benefit (Notes 1 and 5)                            1,500,000                   630,000              480,000
Minority partnership interest                                     -                        (3,000)             (90,000)
                                                            -----------              ------------          -----------

Loss before cumulative effect of change in accounting        (2,383,000)               (1,065,000)            (824,000)
Cumulative effect of change in accounting for income
 taxes (Notes 1 and 5)                                          440,000                     -                    -
                                                            -----------              ------------          -----------

NET LOSS                                                    $(1,943,000)              $(1,065,000)         $  (824,000)
                                                            ===========              ============          ===========



PER SHARE (Note 1):

 Loss before cumulative effect of change in accounting      $     (1.62)                   $(0.73)              $(0.56)
 Cumulative effect of change in accounting for income
   taxes                                                           0.30                        -                    -
                                                                 ------                    ------          -----------

 Net loss per share                                              $(1.32)                   $(0.73)              $(0.56)
                                                                 ======                    ======               ======




         See accompanying notes to consolidated financial statements.

                            MISSION WEST PROPERTIES
                     Consolidated Statements of Cash Flows
                            Years Ended November 30



                                                                              1994               1993              1992
                                                                           -----------      -------------     ------------
Cash flows from operating activities:
 Net loss                                                                  $(1,943,000)     $(1,065,000)      $  (824,000)
 Adjustments to reconcile net loss to net cash provided
   by (used for) operating activities:
    Provision for estimated losses on real estate                            5,200,000           94,000             -
    Depreciation                                                             1,479,000        1,704,000         1,579,000
    Cumulative effect of change in accounting for
      income taxes                                                            (440,000)             -               -
    Compensation expense of stock options (Note 6)                              82,000              -               -
    Minority partnership interest                                                  -              3,000            90,000
    Changes in assets and liabilities:
      Increase in real estate investments                                     (673,000)        (462,000)       (1,159,000)
      Decrease in other assets                                                 361,000        1,325,000            87,000
      Increase (decrease) in accounts payable and
       accrued expenses                                                        168,000          207,000          (632,000)
      Increase (decrease) in deferred income taxes                          (1,784,000)        (276,000)           52,000
                                                                           -----------      -----------       -----------

 Net cash provided by (used for) operating activities                        2,450,000        1,530,000          (807,000)
                                                                           -----------      -----------       -----------

Cash flows from investing activities:
 Net redemptions (purchases) of short-term investments                         492,000         (121,000)       (3,090,000)
                                                                           -----------      -----------       -----------

Cash flows from financing activities:
 Repayments on notes payable                                                (1,556,000)      (2,291,000)         (969,000)
 Borrowings on notes payable                                                      -                -            1,933,000
 Payments of cash dividends                                                       -             (73,000)         (515,000)
                                                                           -----------      -----------       -----------

 Net cash provided by (used for) financing activities                       (1,556,000)      (2,364,000)          449,000
                                                                           -----------      -----------       -----------

 Net increase (decrease) in cash and cash equivalents                        1,386,000         (955,000)       (3,448,000)

Cash and cash equivalents at beginning of year                                 806,000        1,761,000         5,209,000
                                                                           -----------      -----------       -----------

Cash and cash equivalents at end of year (Note 1)                          $ 2,192,000      $   806,000       $ 1,761,000
                                                                           ===========      ===========       ===========



         See accompanying notes to consolidated financial statements.

                            MISSION WEST PROPERTIES
                Consolidated Statements of Shareholders' Equity
                 Years Ended November 30, 1994, 1993 and 1992


                                                       Common            Accumulated
                                                         Stock              Deficit               Total
                                                     -----------         -----------           -----------
Balance at November 30, 1991                         $19,966,000         $  (941,000)          $19,025,000
 Cash dividends ($0.35 per share)                           -               (515,000)             (515,000)
 Net loss for 1992                                          -               (824,000)             (824,000)
                                                     -----------         -----------           -----------

Balance at November 30, 1992                          19,966,000          (2,280,000)           17,686,000
 Cash dividends ($0.05 per share)                           -                (73,000)              (73,000)
 Net loss for 1993                                          -             (1,065,000)           (1,065,000)
                                                     -----------         -----------           -----------

Balance at November 30, 1993                          19,966,000          (3,418,000)           16,548,000
 Grant of 125,000 nonqualified stock options, net
   (Note 6)                                              115,000                -                  115,000
 Net loss for 1994                                          -             (1,943,000)           (1,943,000)
                                                     -----------         -----------           -----------

Balance at November 30, 1994                         $20,081,000         $(5,361,000)          $14,720,000
                                                     ===========         ===========           ===========



         See accompanying notes to consolidated financial statements.

                            MISSION WEST PROPERTIES
                  Notes to Consolidated Financial Statements
                               November 30, 1994



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation:  Mission West Properties (the "Company") is engaged
- ---------------------------
in developing, owning, operating, and selling income-producing real estate located principally in southern California. The accompanying financial statements consolidate the accounts of the Company and its wholly owned subsidiaries. All transactions between the Company and its subsidiaries have been eliminated. The Company is a 53 percent-owned subsidiary of Triton Group Ltd. ("Triton").

Real estate:  The Company's net real estate investments are carried at the lower
- -----------
of cost or estimated net realizable value; an allowance for estimated losses is provided based on the Directors' and management's evaluation of those investments. This evaluation considers recent appraised values, market conditions, and the Company's investment strategies. Revenues from sales of real estate are reported at the time of sale or when certain financial criteria are met.

Depreciation:  Depreciation on rental properties is computed using the straight-
- ------------
line method over the estimated useful lives of the assets, generally 30 years.

Income taxes:  The Company adopted Statement of Financial Accounting Standards
- ------------
("SFAS") No. 109, "Accounting for Income Taxes," on a prospective basis, effective December 1, 1993. SFAS No. 109 requires recognition of deferred tax assets and liabilities for differences between the financial statement carrying amounts and the tax basis of assets and liabilities, at anticipated tax rates. The Company had previously used the deferral method of accounting for income taxes as prescribed by Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes."

Net loss per share:  Net loss per share of common stock is based on 1,468,721
- ------------------
shares in fiscal year 1994 and 1,468,725 shares in fiscal years 1993 and 1992, the weighted average number of shares outstanding during those years. The effect of stock options is antidilutive; therefore, such effect is not reflected in the per share computations.

Cash and cash equivalents:  For reporting purposes, cash and cash equivalents
- -------------------------
includes cash on hand, money market funds, U.S. Treasury Bills and Notes, and certificates of deposit with an original maturity of 90 days or less. Funds in the amount of $634,000 at November 30, 1994, are restricted to use for tenant improvements and lease commissions and are classified as short-term investments. Other short-term investments include U.S. Treasury Bills and Notes and certificates of deposit. Cash paid during the fiscal year for interest, net of amount capitalized, was $3,102,000, $2,973,000, and $3,459,000 in 1994, 1993,
and 1992, respectively. The Company paid income taxes, net of refunds, of $145,000 in fiscal year 1994 and received income tax refunds, net of payments, of $480,000 in fiscal year 1993 and $583,000 in fiscal year 1992.

Concentrations of credit risk:  Credit risk is primarily concentrated in cash
- -----------------------------
equivalents, short-term investments, and rent receivables. Cash in excess of operating requirements is invested in U.S. Treasury securities or with Federally insured institutions in short-term certificates of deposit; amounts invested with a single institution are limited to minimize risk. The Company's primary operations consist of leasing commercial space to small and medium-sized tenants, primarily in southern California. To reduce credit risk, the Company obtains and holds security deposits from a majority of tenants and performs ongoing credit evaluations of all major tenants' financial condition.


NOTE 2 - REAL ESTATE INVESTMENTS

As of November 30, 1994, the Company had entered into an agreement to sell substantially all its real estate investments (the agreement was terminated effective February 3, 1995). As a result of the proposed sales transaction, the related assets were recorded at their estimated sales price, which approximated market value; accordingly, a $5,200,000 provision for estimated losses on real estate was recorded in the fourth quarter of fiscal year 1994. This provision reduced the book value of deferred rent and prepaid lease commissions (both of which directly relate to the real estate) to zero and reduced the book value of the real estate by $3,533,000.

NOTE 3 - RENTAL PROPERTIES

Minimum future rentals on non-cancelable operating leases amount to $5,648,000, $4,449,000, $2,777,000, $1,947,000, and $1,294,000 for fiscal years 1995 through
1999, respectively, and $1,421,000 thereafter. During the years ended November 30, 1994, 1993, and 1992, rental revenue from real estate of $763,000, $669,000, and $873,000, respectively, was recorded for property leased to Triton affiliates.



NOTE 4 - NOTES PAYABLE
                                                                                              November 30
                                                                                    ----------------------------------
Notes payable comprise the following:                                                   1994                  1993
                                                                                        ----                  ----

Secured notes payable to banks, due 1996 through 1998, interest rates               $32,532,000           $33,997,000
 ranging from 9.5% (prime plus 1%) to 10.5% (prime plus 2%), principal and interest due in monthly installments of $355,000, balance of principal due at maturity
Unsecured note payable to bank, due 1996, interest rate of 10% (prime                   250,000               250,000
 plus 1.5%), interest only due monthly, principal due at maturity
Secured note payable to insurance company, due 1997, interest rate of
 10%, principal and interest due in monthly installments of $21,000                   1,600,000             1,691,000
                                                                                    -----------           ------------

                                                                                    $34,382,000           $35,938,000
                                                                                    ===========           ============

Aggregate principal payments required on the notes payable at November 30, 1994, are $1,461,000, $29,867,000, $1,475,000, and $1,579,000 for the years 1995 through 1998. During the years ended November 30, 1994, 1993, and 1992 the Company incurred interest expense of $3,088,000, $3,205,000, and $3,507,000, respectively, of which $139,000 was capitalized in 1992 (no amounts were capitalized in fiscal years 1994 or 1993).

Certain of the notes payable contain financial covenants such as minimum cash balances and net worth and maximum debt-to-worth ratios. Additionally, covenants restrict the Company from paying cash dividends and other provisions specify that a change in the majority voting power of the Company's stock, either by transfer or the issuance of additional voting securities, is an event of default.


NOTE 5 - INCOME TAXES
                                                                                                          November 30
Deferred tax assets (liabilities) comprise the following:                                                     1994
                                                                                                          -----------

 Basis of depreciable assets                                                                               $1,153,000
 Other                                                                                                        259,000
                                                                                                          -----------

   Deferred tax assets                                                                                      1,412,000
                                                                                                          -----------

 Deferred rental revenue                                                                                     (468,000)
 Other                                                                                                        (71,000)
                                                                                                          -----------

   Deferred tax liabilities                                                                                  (539,000)
                                                                                                          -----------

                                                                                                              873,000
 Deferred tax asset valuation allowance                                                                      (269,000)
                                                                                                          -----------

                                                                                                          $   604,000
                                                                                                          ===========

The provision for (benefit from) income taxes comprises the following:                      Years Ended November 30
                                                                                    ---------------------------------------
                                                                                        1994            1993           1992
                                                                                        ----            ----           ----
Current
- -------
  Federal                                                                           $   696,000       $(353,000)     $(477,000)
  State                                                                                  83,000            -              -
                                                                                    ------------      ---------      ---------

                                                                                        779,000        (353,000)      (477,000)
                                                                                    ------------      ---------      ---------
Deferred
- --------
  Federal                                                                            (1,916,000)       (197,000)        57,000
  State                                                                                (363,000)        (80,000)       (60,000)
                                                                                    ------------       ---------     ----------

                                                                                     (2,279,000)       (277,000)        (3,000)
                                                                                    ------------       ---------     ---------

                                                                                    $(1,500,000)      $(630,000)     $(480,000)
                                                                                    ============      ==========     =========


The provision for (benefit from) income taxes reconciles to the                                 Years Ended November 30
                                                                                                -----------------------
statutory rate as follows:                                                              1994          1993           1992
                                                                                        ----          ----           ----
Statutory Federal tax rate                                                             (34.0)%       (34.0)%        (34.0)%
Increase (decrease) in taxes resulting from:
 Change in deferred tax asset valuation allowance                                        5.3             -              -
 State income tax, net of Federal tax benefit                                           (7.6)         (3.1)          (3.3)
 Minority partnership interest and other                                                (2.3)         (0.1)          (2.2)
                                                                                       -----      ------         ------

                                                                                       (38.6)%       (37.2)%        (39.5)%
                                                                                       =====         =====          =====

The Company adopted SFAS No. 109 effective December 1, 1993. The cumulative effect of this change in the method of accounting for income taxes resulted in a $440,000 decrease in the net loss for fiscal year 1994. As of November 30, 1994, the Company's net deferred tax asset is included in other assets. Due to the uncertainty of realizing the benefit of certain deferred tax assets, a valuation allowance was established in fiscal year 1994.

The provision for (benefit from) income taxes reflects temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. These temporary differences primarily arise from the recognition of rental revenue from real estate, recognition of accrued expenses, capitalized interest, and a different depreciable basis for tax than for financial reporting purposes.


NOTE 6 - STOCK OPTIONS AND STOCK PURCHASE PLAN

The Company has a Director Stock Option Plan and an Incentive Stock Option Plan under which non-salaried directors and officers, respectively, may purchase shares of the Company's stock at a minimum option price based on market value at the date of grant. Options granted under the plans become exercisable ratably
over five years and expire after a period not to exceed ten years.   At November
30, 1994, 300,000 and 350,000 shares were authorized under each plan, of which 114,000 and 153,600 were available for grant and 30,400 and 36,080 were exercisable under the Director Stock Option Plan and the Incentive Stock Option Plan, respectively.


Activity in these plans is summarized as follows:                                 Years Ended November 30
                                                                      -----------------------------------------------
                                                                         1994                 1993             1992
                                                                         ----                 ----             ----
Beginning share balance                                                156,200              199,000          160,800
 Granted                                                                     -               23,200           43,200
 Canceled ($4.125 to $10.125 per share in 1994)                        (49,800)             (66,000)          (5,000)
                                                                       -------              -------           -------

Ending share balance ($3.25 to $10.125 per share)                      106,400              156,200           199,000
                                                                       =======              =======           =======


Effective July 1, 1994, the Company granted nonqualified options to purchase 125,000 shares of the Company's Common Stock to a key executive. The exercise price of the options is $3.00 per share and the options expire ten years from the date of grant. Options to purchase 73,000 shares of the grant vested immediately; the remainder of the options become exercisable if specific financial milestones occur.

The Company has a Stock Purchase Plan for which all directors and employees are eligible. Under terms of the plan, each eligible participant may contribute up to $3,000 per month, to be invested in shares of the Company's stock purchased on the open market. The Company contributes $0.50 to the plan for each $1.00 contributed by a participant. The total amounts expended by the Company for such contributions during the years ended November 30, 1994, 1993, and 1992 were $19,000, $17,000, and $44,000, respectively.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

In 1985, the Company adopted a Management Incentive Plan that provides the executive officers and employees, in aggregate, a ten percent interest in the profits generated from the operation and sale of real estate projects developed by the Company, to the extent profits exceed cumulative losses plus a fixed return. No payments were made under the Plan in fiscal year 1994 and it is not anticipated that future payments will be made under the Plan. In addition to the projects covered under the Management Incentive Plan, the executive officers, former officers, and employees participate in ten percent of the profits from the Del Mar properties, a major portion of which were sold in 1986. During the years ended November 30, 1994, and 1992, a total of $198,000 and $21,000, respectively, was distributed to participants from receipts related to the sale of the Del Mar properties; there were no distributions to participants during the year ended November 30, 1993.

The Company is a lessee on two 30-year land leases at an airport in San Diego County and incurred rental expense of $189,000, $187,000, and $185,000 for fiscal years ended November 30, 1994, 1993, and 1992, respectively. The provisions of the leases require minimum lease payments of $177,000, $186,000, $195,000, $205,000, and $215,000 during the Company's fiscal years 1995 through 1999 and $7,217,000 thereafter, and contingent payments of five percent of certain sublease income. The lease amounts are subject to renegotiation to reflect cost of living increases every five years. The Company holds subleases and records sublease revenue from these two parcels; the related minimum future rentals are included in the amounts set forth in Note 3 to these consolidated financial statements.

During December 1993, a settlement agreement and mutual release was entered into by the Company, The Dai-Ichi Kangyo Bank, Ltd. (the "Bank"), and Old Del Mar Hotel Properties, Ltd. ("ODM") for settlement of a claim the Bank had served against the Company and others in September 1992 in the Superior Court of California for San Diego County. The claim was for quiet title to a parcel of property in Del Mar, California, previously sold by the Company to ODM; the Company had filed cross-claims for breach of contract and declaratory relief. The Company held a profits interest in the property, which the Bank contended was junior to the Bank's deed of trust on the property. Pursuant to the terms of the Settlement Agreement and Mutual Release, the Company received $1,500,000 in return for releasing all of its existing interests in the property arising out of the profits interest. The $1,500,000, less approximately ten percent subject to the Company's Management Incentive Plan, was recorded as fiscal year 1994 revenue.

                            MISSION WEST PROPERTIES
            SCHEDULE XI -- Real Estate and Accumulated Depreciation
                               November 30, 1994
                                (in thousands)


                                                                            Costs Capitalized
                                                                              Subsequent to   Carrying
                                                        Initial Cost           Acquisition     Amount
                                                     -----------------      -----------------
                                                                                               at End     Accum.   Date
                                                                 Bldgs. &     Improve- Prop.   of Year    Deprec.   of     Date
Location and Description            Encumbrances      Land       Impvmts.     ments   Taxes    (a)(c)       (b)    Const.  Acq'd.
- ----------------------------        ------------     -------     --------    -------  -----  -----------  -------  ------  ------
RENTAL PROPERTIES:
  Carlsbad, California:
    Industrial buildings                 $ 1,858     $ 1,029     $      -    $ 2,529   $ 31  $ 3,589      $  319     3/91    7/88
    Office building                        3,127       1,029            -      4,460     86    5,575         442     3/91    7/88
    Office buildings                       4,989       1,434            -      6,156     59    7,649       1,206     9/88   11/85
    Hangar/office building                 1,842           -            -      3,084     29    3,113         546     2/90    6/88
    Hangar/office building                     -           -        1,353        443      -    1,796         337        -    9/90
  Riverside, California:
    Manufacturing building                 3,857       2,187           28      4,328     36    6,579         606     3/91    9/90
  San Diego, California:
    Office building                        5,666       2,155        3,498      1,858      -    7,511         872     5/85    7/89
    R&D buildings                          4,817       2,122            -      4,038     48    6,208       1,170    11/84    1/84
    R&D/office buildings                   6,626       2,786            -      7,967     66   10,819       1,332     3/90    1/84
  Chandler, Arizona:
    Industrial buildings                   1,600         760            -      2,942     48    3,750         872     9/86    6/85
UNIMPROVED LAND:
  Chandler, Arizona:
    Vacant land                                -         457            -          -      4      461           -        -    6/85
  Tucson, Arizona:
    46 Condominium sites                       -         220            -         24     20      264           -        -    4/81
                                         -------     -------     --------    -------   ----  -------      ------

                                         $34,382     $14,179       $4,879    $37,829   $427  $57,314      $7,702
                                         =======     =======     ========    =======   ====  =======      ======

___________________
(a) The cost basis of real estate for Federal income tax purposes approximates its gross carrying value, before accumulated depreciation and allowance for estimated losses. The allowance for estimated losses of $4,413,000 at November 30, 1994, was determined in accordance with the Company's policy as described in Note 1 to the consolidated financial statements.

(b) Rental properties are depreciated on a straight-line basis over a 30-year life (certain attachments are depreciated over a 10-year life). Changes in accumulated depreciation for the three years ended November 30, 1994, follows:

                                                                                                       1994      1993     1992
                                                                                                       ----      ----     ----

      Balance at beginning of year                                                                   $6,233     4,545   $ 3,010
      Charged to expense during the year                                                              1,472     1,688     1,537
      Deletions for property  sold during the year and other                                             (3)        -        (2)
                                                                                                    -------   -------   -------
      Balance at end of year                                                                         $7,702   $ 6,233   $ 4,545
                                                                                                    =======   =======   =======

(c)  Changes in the carrying amount for the three years ended November 30, 1994, follows:              1994      1993     1992
                                                                                                       ----      ----     ----

 Balance at beginning of year                                                                       $56,644   $56,182   $55,024
 Additions:       Improvements                                                                          673       464     1,006
                  Capitalized interest and property taxes                                                 -         -       167
 Deductions:      Other                                                                                  (3)       (2)      (15)
                                                                                                    -------   -------   -------
 Balance at end of year                                                                              57,314   $56,644   $56,182
                                                                                                    =======   =======   =======

Item 9.  Changes in and Disagreements with Accountants on Accounting and
- ------------------------------------------------------------------------
Financial Disclosure
- --------------------

There have been no changes in, or disagreements with, independent accountants on matters of accounting principles or practices or of financial disclosure.




                                   PART III


Item 10.  Directors and Executive Officers of the Registrant
- ------------------------------------------------------------

Director information is incorporated herein by reference to the Company's definitive Proxy Statement dated February 14, 1995, for the annual meeting of shareholders to be held on March 3, 1995. There is no relationship by blood, marriage, or adoption among the officers. All officers hold office at the discretion of the Board of Directors. Executive officers of the Company are as follows:


     Name              Age                                    Position
     ----              ---                                    --------
J. Gregory Kasun       39                   President, Chief Executive Officer, Director
                                            Employed by the Company since 1989; President since November 1993, previously
                                            CFO and Secretary.  Formerly a Senior Manager with Price Waterhouse

Harve Filuk            52                   Vice President Real Estate Operations
                                            Employed by the Company since 1975; Vice President since 1978

Katrina L. Thompson    36                   Chief Financial Officer, Corporate Secretary
                                            Employed by the Company since 1991; CFO and Secretary since November 1993, previously Controller.  Formerly an Audit Senior wit h Price Waterhouse


Item 11.  Executive Compensation
- --------------------------------

Incorporated herein by reference to the Company's definitive Proxy Statement dated February 14, 1995, for the annual meeting of shareholders to be held on March 3, 1995.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
- ------------------------------------------------------------------------

Incorporated herein by reference to the Company's definitive Proxy Statement dated February 14, 1995, for the annual meeting of shareholders to be held on March 3, 1995.


Item 13.  Certain Relationships and Related Transactions
- --------------------------------------------------------

Incorporated herein by reference to the Company's definitive Proxy Statement dated February 14, 1995, for the annual meeting of shareholders to be held on March 3, 1995.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
- --------------------------------------------------------------------------

  (a)  1.  Financial Statements
           --------------------

           The financial statements and financial statement schedules listed in the index under Item 8 "CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" are filed as part of this annual report.

       2.  Exhibits
           --------

           (23)     Consent of Independent Accountants
           (27)     Financial data schedules

  (b)  Reports on Form 8-K
       -------------------

           November 10, 1994 -- Filed for Item 5 Other Events. The Company announced a preliminary agreement to sell substantially all of its real estate assets to Bedford Property Investors, Inc.

           January 9, 1995 -- Filed for Item 5 Other Events. The Company announced a Definitive Agreement to sell substantially all of its real estate assets to Bedford Property Investors, Inc.

           February 3, 1995 -- Filed for Item 5 Other Events. The Company announced that the proposed sales transaction with Bedford Property Investors, Inc. had been terminated.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MISSION WEST PROPERTIES
                                    ---------------------------------
                                              Registrant


DATE:  February 14, 1995             /s/    J. GREGORY KASUN
                                    ---------------------------------
                                            J. Gregory Kasun
                            President, Chief Executive Officer & Director
                                    (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


           SIGNATURE                                    TITLE                                    DATE
           ---------                                    -----                                    ----
  /s/    KATRINA L. THOMPSON               Chief Financial Officer and Secretary            February 14, 1995
- ---------------------------------      (Principal Financial and Accounting Officer)
         Katrina L. Thompson


  /s/    MICHAEL M. EARLEY                               Director                           February 14, 1995
- ---------------------------------
         Michael M. Earley


  /s/    MARK G. FOLETTA                                 Director                           February 14, 1995
- ---------------------------------
         Mark G. Foletta


  /s/    J. GREGORY KASUN                                Director                           February 14, 1995
- ---------------------------------
         J. Gregory Kasun


  /s/    WILLIAM E. NELSON                               Director                           February 14, 1995
- ---------------------------------
         William E. Nelson


  /s/    JOHN C. STISKA                                  Director                           February 14, 1995
- ---------------------------------
         John C. Stiska


  /s/    RICHARD R. TARTRE                               Director                           February 14, 1995
- ----------------------------------
         Richard R. Tartre


  /s/    BYRON B. WEBB, JR.                              Director                           February 14, 1995

- ----------------------------------
         Byron B. Webb, Jr.