Form 10-Q
period 1995-02-28
MISSION WEST PROPERTIES/NEW/
filed 1995-04-14
CIK 704874

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                  ------------

                                   FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the quarterly period ended February 28, 1995  Commission File Number 1-8383



                            MISSION WEST PROPERTIES



Incorporated in California        IRS Employer Identification Number: 95-2635431


Principal Executive Offices:                          Telephone:  (619) 450-3135
  6815 Flanders Drive, Suite 250
  San Diego, California  92121-3914


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]       No [_]


The number of shares of the Registrant's common stock outstanding as of February 28, 1995 was 1,368,721.

                                     PART I

                             FINANCIAL INFORMATION


Item 1.   Quarterly Financial Statements
- ----------------------------------------

Following are the first quarter fiscal year 1995 consolidated financial statements (unaudited) and accompanying notes (unaudited).

                            MISSION WEST PROPERTIES
                          Consolidated Balance Sheets



                                                                     (Unaudited)
                                                                      February 28   November 30
               ASSETS                                                    1995           1994
               ------                                                ------------   -----------
Cash and cash equivalents (Note 2)                                   $ 2,406,000    $ 2,192,000
Short-term investments (Note 3)                                        2,304,000      2,719,000

Real estate investments:
 Rental Properties, less accumulated depreciation of $8,032,000 in 1995 and $7,702,000 in 1994 ($46,481,000 pledged in
  1995 and $47,428,000 in 1994)                                       47,926,000     48,887,000
 Unimproved land ($461,000 pledged in 1995 and 1994)                     725,000        725,000
                                                                     -----------    -----------
                                                                      48,651,000     49,612,000
 Less allowance for estimated losses                                  (4,413,000)    (4,413,000)
                                                                     -----------    -----------
  Net real estate investments                                         44,238,000     45,199,000

Other assets, less allowances of $1,873,000 in 1995 and
 $2,694,000 in 1994 and accumulated depreciation of $306,000
 in 1995 and $304,000 in 1994                                            894,000        853,000
                                                                     -----------    -----------
                                                                     $49,842,000    $50,963,000
                                                                     ===========    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Notes payable (Note 4)                                               $34,115,000    $34,382,000
Accounts payable and accrued expenses                                  1,610,000      1,861,000
                                                                     -----------    -----------
  Total liabilities                                                   35,725,000     36,243,000
                                                                     -----------    -----------

Shareholders' equity:
 Common stock, no par value, 10,000,000 shares authorized;
  1,368,721 shares issued and outstanding (1,468,721 in
  1994) (Note 2)                                                     19,446,000     20,081,000
 Accumulated deficit                                                 (5,329,000)    (5,361,000)
                                                                    -----------    -----------
  Total shareholders' equity                                         14,117,000     14,720,000
                                                                    -----------    -----------
                                                                    $49,842,000    $50,963,000
                                                                    ===========    ===========

          See accompanying notes to consolidated financial statements.

                            MISSION WEST PROPERTIES
               Consolidated Statements of Operations (Unaudited)

                                                                          Three Months Ended
                                                                   ----------------------------------
                                                                      February 28       February 28
                                                                          1995             1994
                                                                   ------------------   -------------
REVENUES:
 Rental revenues from real estate                                          $1,762,000    $1,695,000
 Sales of real estate                                                          60,000     1,560,000
 Other, including interest                                                     84,000        94,000
                                                                           ----------    ----------
                                                                            1,906,000     3,349,000
                                                                           ----------    ----------

EXPENSES:
 Operating expenses of real estate                                            401,000       578,000
 Depreciation of real estate                                                  330,000       373,000
 Costs of real estate sold                                                      6,000       172,000
 General and administrative                                                   243,000       303,000
 Interest                                                                     884,000       698,000
                                                                           ----------    ----------
                                                                             1,864,000     2,124,000
                                                                           ----------    ----------
Income before income taxes and cumulative effect of change in
 accounting                                                                    42,000     1,225,000
Provision for income taxes                                                     10,000       492,000
                                                                           ----------    ----------

Income before cumulative effect of change in accounting                        32,000       733,000
Cumulative effect on prior years of change in accounting for
 income taxes (Note 5)                                                              -       440,000
                                                                           ----------    ----------
NET INCOME                                                                 $   32,000    $1,173,000
                                                                           ==========    ==========

PER SHARE (Note 6):
 Income before cumulative effect of change in accounting                       $0.02          $0.50
 Cumulative effect on prior years of change in accounting for
  income taxes                                                                     -           0.30
                                                                               -----          -----
 Net income                                                                    $0.02          $0.80
                                                                               =====          =====

          See accompanying notes to consolidated financial statements.

                            MISSION WEST PROPERTIES
               Consolidated Statements of Cash Flows (Unaudited)

                                                                               Three Months Ended
                                                                    ----------------------------------
                                                                        February 28       February 28
                                                                           1995               1994
                                                                    -------------------   ------------
Cash flows from operating activities:
 Net income                                                                 $   32,000     $1,173,000
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                               332,000        375,000
    Cumulative effect of change in accounting for income taxes                       -       (440,000)
    Changes in assets and liabilities:
     Increase in net real estate investments                                    (4,000)      (225,000)
     Decrease (increase) in other assets                                       (43,000)       231,000
     Increase (decrease) in accounts payable and accrued
      expenses                                                                (251,000)       389,000
     Decrease in deferred income taxes                                               -       (212,000)
                                                                            ----------     ----------

 Net cash provided by operating activities                                      66,000      1,291,000
                                                                            ----------     ----------

Cash flows from investing activities:
 Net redemptions of short-term investments                                     415,000        318,000
                                                                            ----------     ----------

 Net cash provided by investing activities                                     415,000        318,000
                                                                            ----------     ----------

Cash flows from financing activities:
 Repayments on notes payable                                                  (267,000)      (254,000)
                                                                            ----------     ----------

 Net cash used for financing activities                                       (267,000)      (254,000)
                                                                            ----------     ----------

 Net increase in cash and cash equivalents                                     214,000      1,355,000

Cash and cash equivalents at beginning of quarter                            2,192,000        806,000
                                                                            ----------     ----------

Cash and cash equivalents at end of quarter (Note 2)                        $2,406,000     $2,161,000
                                                                            ==========     ==========




          See accompanying notes to consolidated financial statements.

                            MISSION WEST PROPERTIES
             Notes to Consolidated Financial Statements (Unaudited)

                               February 28, 1995



NOTE 1 -- BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The operating results for the interim period are not necessarily indicative of the results to be expected for a full fiscal year. In the opinion of Management, the information furnished herein reflects all adjustments, consisting only of normal recurring accruals, that are necessary for a fair presentation of results for the unaudited interim period.


NOTE 2 -- CASH FLOW INFORMATION

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, money market funds, certificates of deposit, and obligations of the U.S. Treasury with an original maturity of 90 days or less. Short-term investments consist of certificates of deposit and obligations of the U.S. Treasury with an original maturity exceeding 90 days. Cash paid during the quarter for interest was $878,000 in 1995 and $724,000 in 1994. Cash paid during the quarter for income taxes was $40,000 in 1995 (none in 1994).

During the quarter ended February 28, 1995, in a noncash transaction, the Company reacquired and retired 100,000 shares of its common stock and transferred an equal value of real estate assets, consisting of certain tenant improvements, to an affiliated tenant.


NOTE 3 -- SHORT-TERM INVESTMENTS

Effective December 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires that investments be classified as either held-to-maturity, trading, or available-for-sale. Held-to-maturity investments are carried at amortized costs; unrealized gains and losses are included in earnings for trading investments and are recorded directly to shareholders' equity for available-for-sale investments. Management determines the classification of investments at the time of purchase; the Company's short-term investments are classified as held-to-maturity and are carried at their amortized costs as of February 28, 1995. Adoption of SFAS No. 115 had no effect on the Company's financial position or results of operations.

NOTE 4 -- NOTES PAYABLE

                                                                             February 28   November 30
                                                                                 1995        1994
                                                                             -----------   -----------
Notes payable comprise the following:
Secured notes payable to banks, due 1996 through 1998, interest              $32,290,000   $32,532,000
  rates ranging from 10% (prime plus 1%) to 11% (prime plus 2%), principal and interest due in monthly installments of $366,000, balance of principal due at maturity
Unsecured note payable to bank, due 1996, interest rate of 10.5% (prime          250,000       250,000
  plus 1.5%), interest only due monthly, principal due at maturity
Secured note payable to insurance company, due 1997, interest rate
  of 10%, principal and interest due in monthly installments of $21,000        1,575,000     1,600,000
                                                                             -----------   -----------
                                                                             $34,115,000   $34,382,000
                                                                             ===========   ===========

- ------------------------------------------------------

NOTE 5 -- INCOME TAXES

The Company adopted SFAS No. 109, "Accounting for Income Taxes," on a prospective basis, effective December 1, 1993, the beginning of its fiscal year. SFAS No. 109 required a change from the deferral method to the asset and liability method of accounting for income taxes. The asset and liability approach requires recognition of deferred tax assets and liabilities for "temporary differences" between the financial statement carrying amounts and the tax basis of assets and liabilities, at currently enacted tax rates (the Company had no significant permanent differences). The cumulative effect of the change in the method of accounting, which resulted in a $440,000 increase in net income, was reported in the consolidated statements of operations for the first quarter of fiscal 1994.


NOTE 6 -- NET INCOME PER SHARE

Net income per share, and the cumulative effect on prior years of change in accounting for income taxes per share, is based on 1,467,610 and 1,468,721 shares, the weighted average number of shares outstanding during the first quarters of fiscal years 1995 and 1994, respectively. The effect of stock options is not significant and such effect is not reflected in the per share computations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- -------  -----------------------------------------------------------------------
         of Operations
         -------------

RESULTS OF OPERATIONS:

First Quarter Fiscal 1995 Compared to First Quarter Fiscal 1994
- ---------------------------------------------------------------

Compared to the first quarter of fiscal 1994, the Company's rental revenues from real estate increased $67,000, or four percent, in 1995; the related operating expenses of real estate decreased $177,000, or 31 percent. These improvements resulted from a decrease in property taxes (successful assessment appeals), a decrease in repairs and bad debt expenses, and the effects of the $5,200,000 in adjustments recorded during the fourth quarter of fiscal 1994 to real estate investments and other assets (reduces amortized expenses in fiscal 1995).

During the first quarter of fiscal 1994, the Company recorded $1,500,000 in sales of real estate as a result of settling litigation related to property sold by the Company in 1986. The related costs of real estate sold consists of legal costs and distributions in accordance with the Company's Management Incentive Plan.

Interest expense increased $186,000 between years as a result of increases in prime lending rates (interest on most of the Company's notes is variable), offset by a $1,569,000 reduction in outstanding notes payable. Prime rates remained at six percent during the first quarter of fiscal 1994 and averaged
8.67 percent during the first quarter of fiscal 1995.

As discussed in Note 5 to the Consolidated Financial Statements, the Company adopted SFAS No. 109 effective December 1, 1993. This required change in accounting for income taxes resulted in a $440,000 cumulative effect, directly increasing net income for the first quarter of fiscal 1994.


CHANGES IN FINANCIAL POSITION:

February 28, 1995 Compared to November 30, 1994
- -----------------------------------------------

During the first quarter of fiscal 1995, cash and cash equivalents increased $214,000. This increase resulted primarily from redemptions of short-term investments, offset by disbursements for scheduled debt service and normal operations.

Accounts payable and accrued expenses decreased $251,000, or 13 percent, during the quarter primarily as a result of the timing of payments for property taxes, legal fees, and payroll.

During the first quarter of fiscal 1995, the Company reacquired 100,000 shares of its common stock from its majority owner; the shares were retired. The Company transferred real estate assets, consisting of certain tenant improvements, to an affiliated tenant in consideration for reacquiring the shares.


LIQUIDITY AND CAPITAL RESOURCES:

The Company's cash and investment position has remained relatively stable; its notes payable continue to be amortized monthly. The Company's rental properties continue to generate sufficient rental revenue to cover real estate operating expenses and interest and they generate cash, after normal debt service (interest and principal amortization). The rental properties currently are, in aggregate, 85 percent leased. Historically, the Company has experienced significant net income and cash increases in the years properties were sold and has experienced losses and cash decreases in the years where no property sales occurred. The occurrences of major property sales depends on several factors, including prevailing market conditions and available financing for potential purchasers.

In November 1994, the Company announced it had entered into an agreement to sell all its rental properties. In January 1995, the Company announced it had signed the Definitive Agreement for this sale, subject to completion of standard due diligence, satisfaction of regulatory requirements, and approval by the Company's shareholders. This proposed sale transaction was terminated effective February 3, 1995. Since the termination, management has concentrated on operating the Company, has considered its future strategic course, and intends to pursue all viable growth or other opportunities.

Management's Discussion and Analysis of Financial Condition and Results of
- --------------------------------------------------------------------------
  Operations, continued
  ---------------------

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED:

The Company currently has no projects under development and none planned. The only capital expenditures anticipated are interior improvements to existing buildings, which may be required as new tenants are obtained or existing leases extended. The need for additional capital financing in the future will depend primarily on the number and size of new projects undertaken, if any. As a result of the transfer of real estate assets to an affiliate during the quarter (and reacquisition of 100,000 shares), the Company anticipates a restructure of the related note payable during the second quarter of fiscal 1995. This restructure may result in an additional principal reduction between $350,000 and $500,000.

During the past 12 months, as prime lending rates have increased from six percent to nine percent, the Company has experienced increased interest expense (interest on most of the Company's notes payable is variable). Although the rental property portfolio currently generates enough cash to cover debt service, including the increased interest, it may be unable to do so if rates continue to increase.

A majority of the leases between the Company and its tenants have terms from one to five years. Management devotes a significant amount of time to renewing leases with existing tenants and replacing tenants that vacate at lease maturity (or sooner in the case of tenant business failures). Because recent economic trends have placed downward pressure on market rental rates, management believes leases may continue to be renewed or replaced at lower rental rates than those of currently existing leases.



                                    PART II

                               OTHER INFORMATION



Item 1.  Legal Proceedings
- --------------------------

The Company was not involved in any material legal proceedings during the quarter ended February 28, 1995.


Item 2.  Changes in Securities
- ------------------------------

No changes in the rights of the Company's securities occurred during the quarter ended February 28, 1995.


Item 3.  Defaults Upon Senior Securities
- ----------------------------------------

Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

No matters were submitted to a vote of security holders during the quarter ended February 28, 1995. Subsequent to quarter end, at the Annual Meeting of Shareholders held March 3, 1995, the shareholders reelected all seven incumbent directors to serve for the subsequent year.

Item 5.  Other Information
- --------------------------

Not applicable.


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

     (a)  Exhibits
          --------

            (27)  Financial Data Schedules

     (b)  Reports on Form 8-K
          -------------------

            January 9, 1995 -- Filed for Item 5, "Other Events." The Company announced that it had signed a Definitive Agreement regarding the sale of substantially all its real estate assets.

            February 3, 1995 -- Filed for Item 5, "Other Events." The Company announced that the proposed sale of substantially all its real estate assets had been terminated.

            February 14, 1995 -- Filed for Item 5, "Other Events." The Company filed its Annual Report to Shareholders with the Securities and Exchange Commission.


                                   SIGNATURE

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.



MISSION WEST PROPERTIES
- -----------------------
       Registrant



By:   /s/ Katrina L. Thompson
     -------------------------------------------------------
          Katrina L. Thompson
          Chief Financial Officer & Secretary
          (Principal Financial and Accounting Officer)
          April 14, 1995