Form 10-Q
period 1995-05-31
MISSION WEST PROPERTIES/NEW/
filed 1995-07-10
CIK 704874

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                 ____________

                                   FORM 10-Q



               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For the quarterly period ended May 31, 1995    Commission File Number 1-8383



                            MISSION WEST PROPERTIES



Incorporated in California              IRS Employer Identification Number:
                                        95-2635431



Principal Executive Offices:                          Telephone:  (619) 450-3135
  6815 Flanders Drive, Suite 250
  San Diego, California  92121-3914



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



The number of shares of the Registrant's common stock outstanding as of May 31, 1995 was 1,368,721.

                                    PART I

                             FINANCIAL INFORMATION



Item 1.   Quarterly Financial Statements
- ----------------------------------------

Following are three-month second quarter and six-month year-to-date (as applicable) fiscal year 1995 consolidated financial statements (unaudited) and accompanying notes (unaudited).

                            MISSION WEST PROPERTIES
                          Consolidated Balance Sheets

                                                                                (Unaudited)
                                                                                  May 31        November 30
                                                ASSETS                              1995            1994
                                                ------                          ------------    -----------

Cash and cash equivalents (Note 2)                                              $   747,000     $ 2,192,000
Short-term investments (Note 3)                                                   3,398,000       2,719,000

Real estate investments:
 Rental Properties, less accumulated depreciation of $8,379,000 in
  1995 and $7,702,000 in 1994 ($46,109,000 pledged in 1995 and
  $47,428,000 in 1994)                                                           47,590,000      48,887,000
 Unimproved land ($461,000 pledged in 1995 and 1994)                                725,000         725,000
                                                                                -----------     -----------
                                                                                 48,315,000      49,612,000
 Less allowance for estimated losses                                             (4,413,000)     (4,413,000)
                                                                                -----------     -----------
  Net real estate investments                                                    43,902,000      45,199,000

Other assets, less allowances of $1,705,000 in 1995 and $2,694,000 in 1994 and accumulated depreciation of $308,000 in 1995 and
 $304,000 in 1994                                                                   926,000         853,000
                                                                                -----------     -----------
                                                                                $48,973,000     $50,963,000
                                                                                ===========     ===========

                                               LIABILITIES AND SHAREHOLDERS' EQUITY
                                               ------------------------------------
Notes payable (Note 4)
Accounts payable and accrued expenses                                           $33,250,000     $34,382,000
                                                                                  1,586,000       1,861,000
                                                                                -----------     -----------
  Total liabilities                                                              34,836,000      36,243,000
                                                                                -----------     -----------
Commitments and contingencies (Note 5)

Shareholders' equity:
 Common stock, no par value, 10,000,000 shares authorized;
  1,368,721 shares issued and outstanding (1,468,721 in
  1994) (Note 2)                                                                 19,446,000      20,081,000
 Accumulated deficit                                                             (5,309,000)     (5,361,000)
                                                                                -----------     -----------
  Total shareholders' equity                                                     14,137,000      14,720,000
                                                                                -----------     -----------
                                                                                $48,973,000     $50,963,000
                                                                                ===========     ===========



         See accompanying notes to consolidated financial statements.

                            MISSION WEST PROPERTIES
               Consolidated Statements of Operations (Unaudited)

                                                           Three Months Ended            Six Months Ended
                                                         ----------------------       ----------------------
                                                           May 31      May 31           May 31      May 31
                                                            1995        1994             1995        1994
                                                         ----------  ----------       ----------  ----------
REVENUES:
 Rental revenues from real estate                        $1,758,000  $1,571,000       $3,519,000  $3,266,000
 Sales of real estate                                        37,000      68,000           97,000   1,628,000
 Other, including interest                                  101,000      91,000          186,000     185,000
                                                         ----------  ----------       ----------  ----------

                                                          1,896,000   1,730,000        3,802,000   5,079,000
                                                         ----------  ----------       ----------  ----------


EXPENSES:
 Operating expenses of real estate                          374,000     526,000          775,000   1,104,000
 Depreciation of real estate                                347,000     380,000          677,000     753,000
 Costs of real estate sold                                    4,000       8,000           10,000     180,000
 General and administrative                                 228,000     256,000          471,000     558,000
 Interest                                                   903,000     744,000        1,787,000   1,443,000
                                                         ----------  ----------       ----------  ----------

                                                          1,856,000   1,914,000        3,720,000   4,038,000
                                                         ----------  ----------       ----------  ----------


Income (loss) before income taxes and
 cumulative effect of change in accounting                   40,000    (184,000)          82,000   1,041,000
Provision for (benefit from) income taxes                    20,000     (74,000)          30,000     418,000
                                                         ----------  ----------       ----------  ----------

Income (loss) before cumulative effect of
 change in accounting                                        20,000    (110,000)          52,000     623,000
Cumulative effect on prior years of change
 in accounting for income taxes (Note 6)                       -           -                -        440,000
                                                         ----------  ----------       ----------  ----------

NET INCOME (LOSS)                                        $   20,000  $ (110,000)      $   52,000  $1,063,000
                                                         ==========  ==========       ==========  ==========



PER SHARE (Note 7):
 Income (loss) before cumulative effect of
  change in accounting                                       $ 0.01     $ (0.07)          $ 0.04      $ 0.42
 Cumulative effect on prior years of change
  in accounting for income taxes                                -           -                -          0.30
                                                             ------     --------          ------      ------

 Net income (loss)                                           $ 0.01     $ (0.07)          $ 0.04      $ 0.72
                                                             ======     ========          ======      ======



          See accompanying notes to consolidated financial statements.

                            MISSION WEST PROPERTIES
               Consolidated Statements of Cash Flows (Unaudited)

                                                                                Six Months Ended
                                                                           --------------------------
                                                                              May 31        May 31
                                                                               1995          1994
                                                                           -----------    ----------
Cash flows from operating activities:
 Net income                                                                $    52,000    $1,063,000
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                               681,000       756,000
    Cumulative effect of change in accounting for income taxes                    -         (440,000)
    Changes in assets and liabilities:
     Increase in net real estate investments                                   (15,000)     (427,000)
     Decrease (increase) in other assets                                       (77,000)      460,000
     Decrease in accounts payable and accrued expenses                        (275,000)     (219,000)
     Decrease in deferred income taxes                                            -         (277,000)
                                                                           -----------    ----------

 Net cash provided by operating activities                                     366,000       916,000
                                                                           -----------    ----------

Cash flows from investing activities:
 Net purchases of short-term investments                                      (679,000)     (626,000)
                                                                           -----------    ----------

 Net cash used for investing activities                                       (679,000)     (626,000)
                                                                           -----------    ----------

Cash flows from financing activities:
 Repayments on notes payable                                                (1,132,000)   (1,027,000)
                                                                           -----------    ----------

 Net cash used for financing activities                                     (1,132,000)   (1,027,000)
                                                                           -----------    ----------

Net decrease in cash and cash equivalents                                   (1,445,000)     (737,000)

Cash and cash equivalents at beginning of period                             2,192,000       806,000
                                                                           -----------    ----------

Cash and cash equivalents at end of period (Note 2)                        $   747,000    $   69,000
                                                                           ===========    ==========



         See accompanying notes to consolidated financial statements.

                            MISSION WEST PROPERTIES
            Notes to Consolidated Financial Statements (Unaudited)
                                 May 31, 1995


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


NOTE 2 -- CASH FLOW INFORMATION

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, money market funds, certificates of deposit, and obligations of the U.S. Treasury with an original maturity of 90 days or less. Short-term investments consist of certificates of deposit and obligations of the U.S. Treasury with an original maturity exceeding 90 days. Cash paid during the six months ended May 31 for interest was $1,786,000 in 1995 and $1,473,000 in 1994. Cash paid for income taxes during the six-month periods was $67,000 in 1995 and $331,000 in 1994.

During the first quarter of fiscal 1995, in a noncash transaction, the Company reacquired and retired 100,000 shares of its common stock and transferred an equal value of real estate assets, consisting of certain tenant improvements, to an affiliated tenant.


NOTE 3 -- SHORT-TERM INVESTMENTS

Effective December 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires that investments be classified as either held-to-maturity, trading, or available-for-sale. Held-to-maturity investments are carried at amortized costs; unrealized gains and losses are included in earnings for trading investments and are recorded directly to shareholders' equity for available-for-sale investments. Management determines the classification of investments at the time of purchase; the Company's short-term investments are classified as held-to-maturity and are carried at their amortized costs. Adoption of SFAS No. 115 had no effect on the Company's financial position or results of operations.


NOTE 4 -- NOTES PAYABLE

Notes payable comprise the following:

                                                                                   May 31     November 30
                                                                                    1995         1994
                                                                                 -----------  -----------
  Secured notes payable to banks, due 1996 through 1998, interest rates          $31,700,000  $32,532,000
   ranging from 10% (prime plus 1%) to 11% (prime plus 2%), principal and interest due in monthly installments of $358,000, balance of principal due at maturity
  Unsecured note payable to bank, due 1996, interest rate of 10.5% (prime               -         250,000
   plus 1.5%), interest only due monthly, principal due at maturity
  Secured note payable to insurance company, due 1997, interest rate of
   10%, principal and interest due in monthly installments of $21,000              1,550,000    1,600,000
                                                                                 -----------  -----------

                                                                                 $33,250,000  $34,382,000
                                                                                 ===========  ===========

- -----------------------------------------------------

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

A civil claim for an unspecified amount of damages was filed on or about May 16, 1995 by residents in Kennedy Heights and ceratin nearby residential developments, all of which are located in Houston, Texas. The suit was filed in the 281st District Court of Harris County in Houston, Texas. The Company and 50 other parties are named as defendants. The plaintiffs' petition seeks an unspecified amount of money damages for past, present, and future injuries to plaintiffs' health, emotional distress, past and future medical fees and expenses, reduction in property values, the cost of remediation of property, attorney's fees, exemplary damages, and pre- and post-judgment interest. Plaintiffs' petition alleges that the Kennedy Heights residential development was constructed in an area where crude oil pits were formerly operated by Chevron USA, Inc. or its subsidiaries and that the residents of Kennedy Heights and nearby residential developments have been affected by chemicals arising from the former crude oil pits. The plaintiffs' petition alleges that the Company is liable as a "developer" of Kennedy Heights or other residential developments. However, the Company believes, at this time, that its only involvement was with the Kennedy Heights residential development and was in the context of certain lending activities. The matter is currently in its pre-discovery stage; the Company intends to defend its position vigorously and pursue any and all appropriate defenses and remedies.

The Company is also party to other legal action arising out of its ordinary course of business. In the opinion of management, resolution of these other legal matters will not have a material adverse impact on the Company.


NOTE 6 -- INCOME TAXES

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


NOTE 7 -- NET INCOME (LOSS) PER SHARE

Net income (loss) per share, and the cumulative effect on prior years of change in accounting for income taxes per share, is based on 1,368,721 and 1,468,721 shares for the quarter ended May 31, and 1,417,622 and 1,468,721 for the six months ended May 31, the weighted average number of shares outstanding during the periods presented for fiscal years 1995 and 1994, respectively. The effect of stock options is not significant and such effect is not reflected in the per share computations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
of Operations
- -------------

RESULTS OF OPERATIONS:

Second Quarter Fiscal 1995 Compared to Second Quarter Fiscal 1994
- -----------------------------------------------------------------

Compared to the second quarter of fiscal 1994, the Company's rental revenues from real estate increased $187,000, or 12 percent, in 1995; the related operating expenses of real estate decreased $152,000, or 29 percent. These improvements resulted from a decrease in current year property taxes and refunds of prior year property taxes (successful assessment appeals), a decrease in bad debt expenses, and the effects of the $5,200,000 in adjustments recorded during the fourth quarter of fiscal 1994 to real estate investments and other assets (reduces amortized expenses in fiscal 1995), offset by an increase in repairs expense.

Interest expense increased $159,000 between the second quarter of fiscal 1994 and the second quarter of fiscal 1995 as a result of increases in prime lending rates (interest on most of the Company's notes is variable), offset by a $1,661,000 reduction in outstanding notes payable. Prime rates averaged 6.54 percent during the second quarter of fiscal 1994 and remained at nine percent during the second quarter of fiscal 1995.

First Six Months Fiscal 1995 Compared to First Six Months Fiscal 1994
- ---------------------------------------------------------------------

During the six months ended May 31, 1995, compared to 1994, rental revenues from real estate increased $253,000, or eight percent, and the related operating expenses of real estate decreased $329,000, or 30 percent, due to the improvement factors identified in the second quarter results of operations discussion above. Additionally, year-to-date repair expenditures in fiscal 1995 have been reduced from those of fiscal 1994.

For the six-month periods, sales of real estate decreased $1,531,000. During the first quarter of fiscal 1994, the Company recorded $1,500,000 in sales of real estate as a result of settling litigation related to property sold by the Company in 1986. The related costs of real estate sold consists of legal costs and distributions in accordance with the Company's Management Incentive Plan.

Interest expense was $344,000 higher in 1995 than 1994, the result of factors previously detailed in the second quarter results of operations discussion above.

As discussed in Note 6 to the Consolidated Financial Statements, the Company adopted SFAS No. 109 effective December 1, 1993. This required change in accounting for income taxes resulted in a $440,000 cumulative effect, directly increasing net income for the six months ended May 31, 1994.


CHANGES IN FINANCIAL POSITION:

May 31, 1995 Compared to November 30, 1994
- ------------------------------------------

During the first six months of fiscal 1995, cash and investments decreased $766,000. These funds were used primarily for debt service ($1,132,000 in principal amortization and paydowns) and were offset by cash inflow from operations.

During the first quarter of fiscal 1995, the Company reacquired 100,000 shares of its common stock from its majority owner; the shares were retired. The Company transferred real estate assets, consisting of certain tenant improvements, to an affiliated tenant in consideration for reacquiring the shares.

Accounts payable and accrued expenses decreased $275,000, or 15 percent, during the six months primarily as a result of the timing of payments for property taxes, legal fees, and payroll.

Management's Discussion and Analysis of Financial Condition and Results of
- --------------------------------------------------------------------------
Operations, continued
- ---------------------

LIQUIDITY AND CAPITAL RESOURCES:

The Company's cash and investment position has remained relatively stable; its notes payable continue to be amortized monthly. The Company's rental properties continue to generate sufficient rental revenue to cover real estate operating expenses and interest and they generate cash, after normal debt service (interest and principal amortization). The rental properties currently are, in aggregate, 89 percent leased. Historically, the Company has experienced significant net income and cash increases in the years properties were sold and has experienced losses and cash decreases in the years where no property sales occurred. The occurrences of major property sales depends on several factors, including prevailing market conditions and available financing for potential purchasers.

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

During the past 15 months, as prime lending rates have increased from six percent to nine percent, the Company has experienced increased interest expense (interest on most of the Company's notes payable is variable). Although the rental property portfolio currently generates enough cash to cover debt service, including the increased interest, it may be unable to do so if rates continue to increase.

A majority of the leases between the Company and its tenants have terms from one to five years. Management devotes a significant amount of time to renewing leases with existing tenants and replacing tenants that vacate at lease maturity (or sooner in the case of tenant business failures). Because recent economic trends had placed downward pressure on market rental rates, management believes leases may continue to be renewed or replaced at lower rental rates than those of currently existing leases.



                                    PART II

                               OTHER INFORMATION



Item 1.  Legal Proceedings
- --------------------------

During the quarter ended May 31, 1995, the Company was party to certain lawsuits and legal claims. The most significant of these is a civil claim for an unspecified amount of damages that was filed on or about May 16, 1995 by residents in Kennedy Heights and certain nearby residential developments, all of which are located in Houston Texas. The suit was filed in the 281st District Court of Harris County in Houston, Texas. The Company and 50 other parties are named as defendants. This claim relates to environmental concerns and is more fully described in Note 5 to the consolidated financial statements (page 7).

The Company is also party to other legal proceedings arising out of its ordinary course of business. In the opinion of management, resolution of these other legal matters will not have a material adverse impact on the Company.

Item 2.  Changes in Securities
- ------------------------------

No changes in the rights of the Company's securities occurred during the quarter ended May 31, 1995.


Item 3.  Defaults Upon Senior Securities
- ----------------------------------------

Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

The Annual Meeting of Shareholders was held March 3, 1995, at which time the shareholders reelected all seven incumbent directors to serve for the subsequent year.


Item 5.  Other Information
- --------------------------

Not applicable.


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

     (a)  Exhibits
          --------

          (27)   Financial Data Schedule

     (b)  Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed during the quarter ended May 31, 1995.



                                   SIGNATURE



Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.



MISSION WEST PROPERTIES
- -----------------------
       Registrant



By:  /s/  Katrina L. Thompson
     ------------------------------------------------
          Katrina L. Thompson
          Chief Financial Officer & Secretary
          (Principal Financial and Accounting Officer)
          July 7, 1995