Form 10-Q
period 1995-08-31
MISSION WEST PROPERTIES/NEW/
filed 1995-09-28
CIK 704874

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 ------------

                                   FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the quarterly period ended August 31, 1995     Commission File Number 1-8383




                            MISSION WEST PROPERTIES



Incorporated in California       IRS Employer Identification Number:  95-2635431



Principal Executive Offices:                          Telephone:  (619) 450-3135
  6815 Flanders Drive, Suite 250
  San Diego, California  92121-3914



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]



The number of shares of the Registrant's common stock outstanding as of August 31, 1995 was 1,368,721.

                                     PART I

                             FINANCIAL INFORMATION



Item 1.   Quarterly Financial Statements
----------------------------------------

Following are three-month third quarter and nine-month year-to-date (as applicable) fiscal year 1995 consolidated financial statements (unaudited) and accompanying notes (unaudited).

                            MISSION WEST PROPERTIES
                          Consolidated Balance Sheets



                                                                        (Unaudited)
                                                                         August 31     November 30
                                     ASSETS                                1995           1994
                                     ------                             ------------   -----------

Cash and cash equivalents (Note 2)                                      $ 1,466,000    $ 2,192,000
Short-term investments (Note 3)                                           2,154,000      2,719,000

Real estate investments:
 Rental Properties, less accumulated depreciation of $8,713,000 in
  1995 and $7,702,000 in 1994 ($45,972,000 pledged in 1995 and
  $47,428,000 in 1994)                                                   47,470,000     48,887,000
 Unimproved land ($461,000 pledged in 1995 and 1994)                        725,000        725,000
                                                                        -----------    -----------

                                                                         48,195,000     49,612,000
 Less allowance for estimated losses                                     (4,413,000)    (4,413,000)
                                                                        -----------    -----------

  Net real estate investments                                            43,782,000     45,199,000

Other assets, less allowances of $1,547,000 in 1995 and $2,694,000 in 1994 and accumulated depreciation of $310,000 in 1995 and
 $304,000 in 1994                                                         1,135,000        853,000
                                                                        -----------    -----------

                                                                        $48,537,000    $50,963,000
                                                                        ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Notes payable (Note 4)                                                  $32,977,000    $34,382,000
Accounts payable and accrued expenses                                     1,531,000      1,861,000
                                                                        -----------    -----------

  Total liabilities                                                      34,508,000     36,243,000
                                                                        -----------    -----------

Commitments and contingencies (Note 5)

Shareholders' equity:
 Common stock, no par value, 10,000,000 shares authorized;
  1,368,721 shares issued and outstanding (1,468,721 in
  1994) (Note 2)                                                         19,446,000     20,081,000
 Accumulated deficit                                                     (5,417,000)    (5,361,000)
                                                                        -----------    -----------

  Total shareholders' equity                                             14,029,000     14,720,000
                                                                        -----------    -----------

                                                                        $48,537,000    $50,963,000
                                                                        ===========    ===========




         See accompanying notes to consolidated financial statements.

                            MISSION WEST PROPERTIES
               Consolidated Statements of Operations (Unaudited)



                                                   Three Months Ended          Nine Months Ended
                                                -------------------------   ------------------------
                                                 August 31     August 31     August 31    August 31
                                                   1995          1994          1995          1994
                                                -----------   -----------   -----------   ----------
REVENUES:
 Rental revenues from real estate               $1,801,000    $1,550,000    $5,320,000    $4,816,000
 Sales of real estate                               28,000        63,000       125,000     1,691,000
 Other, including interest                          96,000       204,000       282,000       389,000
                                                ----------    ----------    ----------    ----------

                                                 1,925,000     1,817,000     5,727,000     6,896,000
                                                ----------    ----------    ----------    ----------


EXPENSES:
 Operating expenses of real estate                 659,000       567,000     1,435,000     1,672,000
 Depreciation of real estate                       334,000       339,000     1,011,000     1,091,000
 Costs of real estate sold                           3,000         7,000        13,000       188,000
 General and administrative                        231,000       312,000       701,000       870,000
 Interest                                          876,000       807,000     2,663,000     2,249,000
                                                ----------    ----------    ----------    ----------

                                                 2,103,000     2,032,000     5,823,000     6,070,000
                                                ----------    ----------    ----------    ----------


Income (loss) before income taxes and
 cumulative effect of change in accounting        (178,000)     (215,000)      (96,000)      826,000
Provision for (benefit from) income taxes          (70,000)      (54,000)      (40,000)      364,000
                                                ----------    ----------    ----------    ----------

Income (loss) before cumulative effect of
 change in accounting                             (108,000)     (161,000)      (56,000)      462,000
Cumulative effect on prior years of change
 in accounting for income taxes (Note 6)               -             -             -         440,000
                                                ----------    ----------    ----------    ----------

NET INCOME (LOSS)                               $ (108,000)   $ (161,000)   $  (56,000)   $  902,000
                                                ==========    ==========    ==========    ==========


PER SHARE (Note 7):
 Income (loss) before cumulative effect of
  change in accounting                             $ (0.08)      $ (0.11)      $ (0.04)       $ 0.31
 Cumulative effect on prior years of change
  in accounting for income taxes                       -             -             -            0.30
                                                   -------       -------       -------        ------

 Net income (loss)                                 $ (0.08)      $ (0.11)      $ (0.04)       $ 0.61
                                                   =======       =======       =======        ======



         See accompanying notes to consolidated financial statements.

                            MISSION WEST PROPERTIES
               Consolidated Statements of Cash Flows (Unaudited)



                                                                              Nine Months Ended
                                                                         ---------------------------
                                                                          August 31      August 31
                                                                             1995           1994
                                                                         ------------   ------------
Cash flows from operating activities:
 Net income (loss)                                                       $   (56,000)   $   902,000
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation                                                           1,016,000      1,095,000
    Cumulative effect of change in accounting for income taxes                  -          (440,000)
    Compensation expense of stock options                                       -            82,000
    Changes in assets and liabilities:
     Increase in net real estate investments                                (229,000)      (448,000)
     Decrease (increase) in other assets                                    (287,000)       557,000
     Increase (decrease) in accounts payable and accrued expenses           (330,000)        97,000
     Decrease in deferred income taxes                                          -          (342,000)
                                                                         -----------    -----------

 Net cash provided by operating activities                                   114,000      1,503,000
                                                                         -----------    -----------

Cash flows from investing activities:
 Net redemptions (purchases) of short-term investments                       565,000       (717,000)
                                                                         -----------    -----------

 Net cash provided by (used for) investing activities                        565,000       (717,000)
                                                                         -----------    -----------

Cash flows from financing activities:
 Repayments on notes payable                                              (1,405,000)    (1,291,000)
                                                                         -----------    -----------

 Net cash used for financing activities                                   (1,405,000)    (1,291,000)
                                                                         -----------    -----------

Net decrease in cash and cash equivalents                                   (726,000)      (505,000)

Cash and cash equivalents at beginning of period                           2,192,000        806,000
                                                                         -----------    -----------

Cash and cash equivalents at end of period (Note 2)                      $ 1,466,000    $   301,000
                                                                         ===========    ===========




         See accompanying notes to consolidated financial statements.

                            MISSION WEST PROPERTIES
             Notes to Consolidated Financial Statements (Unaudited)
                                August 31, 1995


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


NOTE 2 -- CASH FLOW INFORMATION

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, money market funds, certificates of deposit, and obligations of the U.S. Treasury with an original maturity of 90 days or less. Short-term investments consist of certificates of deposit and obligations of the U.S. Treasury with an original maturity exceeding 90 days. Cash paid during the nine months ended August 31 for interest was $2,656,000 in 1995 and $2,272,000 in 1994. Cash paid for income taxes during the nine-month periods was $236,000 in 1995 and $481,000 in 1994.

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


NOTE 4 -- NOTES PAYABLE

Notes payable comprise the following:

                                                                                August 31     November 30
                                                                                    1995          1994
                                                                                -----------   -----------
  Secured notes payable to banks, due 1996 through 1998, interest rates         $31,452,000   $32,532,000
   ranging from 9.75% (prime plus 1%) to 10.75% (prime plus 2%), principal and interest due in monthly installments of $348,000, balance of principal due at maturity
  Unsecured note payable to bank, due 1996, interest rate of 10.25% (prime             -          250,000
   plus 1.5%), interest only due monthly, principal due at maturity
  Secured note payable to insurance company, due 1997, interest rate of
   10%, principal and interest due in monthly installments of $21,000             1,525,000     1,600,000
                                                                                -----------   -----------

                                                                                $32,977,000   $34,382,000
                                                                                ===========   ===========

-----------------------------------------------------

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

As disclosed in the second quarter fiscal 1995 Form 10-Q, the Company has been named as one of 50 defendants in a civil claim for an unspecified amount of damages by residents in Kennedy Heights and certain nearby residential developments, all of which are located in Houston, Texas. No significant developments have occurred with respect to this claim during the third quarter. The matter is currently in its discovery stage; the Company intends to defend its position vigorously and pursue any and all appropriate defenses and remedies.


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


NOTE 7 -- NET INCOME (LOSS) PER SHARE

Net income (loss) per share, and the cumulative effect on prior years of change in accounting for income taxes per share, is based on 1,368,721 and 1,468,721 shares for the quarters ended August 31, and 1,401,203 and 1,468,721 for the nine months ended August 31, the weighted average number of shares outstanding during the periods presented for fiscal years 1995 and 1994, respectively. The effect of stock options is either antidilutive or not significant; such effect is not reflected in the per share computations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

RESULTS OF OPERATIONS:

Third Quarter Fiscal 1995 Compared to Third Quarter Fiscal 1994
---------------------------------------------------------------

Compared to the third quarter of fiscal 1994, the Company's rental revenues from real estate increased $251,000, or 16 percent, in 1995; the related operating expenses of real estate increased $92,000, or 16 percent. The increase in rental revenue resulted from the effects of the $5,200,000 in adjustments recorded during the fourth quarter of fiscal 1994 to real estate investments and other assets (reduces charges in fiscal 1995). The increase in operating expenses resulted from an increase in building repairs/reconditioning and property taxes (Arizona), offset by decreases in bad debt expenses and lease commission amortization (additional effect of 1994 adjustment) and refunds of prior year property taxes (successful assessment appeals).

Other revenue decreased $108,000 during the third quarter of fiscal 1995 compared to the third quarter of fiscal 1994. This reduction resulted from nonrecurring excess leasehold improvement reimbursements that were recorded in fiscal 1994.

During the third quarter fiscal 1995 compared to fiscal 1994, general and administrative expenses decreased $81,000 due to nonrecurring outside consultant fees recorded in fiscal 1994. Interest expense increased $69,000 between quarters as a result of increases in prime lending rates (interest on most of the Company's notes is variable), offset by a $1,670,000 reduction in outstanding notes payable. Prime rates averaged 8.83 percent during the third quarter of fiscal 1995 compared to 7.33 percent during the third quarter of fiscal 1994.


First Nine Months Fiscal 1995 Compared to First Nine Months Fiscal 1994
-----------------------------------------------------------------------

During the nine months ended August 31, 1995, compared to 1994, rental revenues from real estate increased $504,000, or ten percent, and the related operating expenses of real estate decreased $237,000, or 14 percent. These improvements were the result of the effects of the $5,200,000 in adjustments recorded during the fourth quarter of fiscal 1994 to real estate investments and other assets (reduces amortized expenses in fiscal 1995), a reduction in bad debt expenses, and refunds of prior year property taxes. Offsetting these improvements was an increase in repair/reconditioning expense.

For the nine-month periods, sales of real estate decreased $1,566,000. During the first quarter of fiscal 1994, the Company recorded $1,500,000 in sales of real estate as a result of settling litigation related to property sold by the Company in 1986. The related costs of real estate sold consists of legal costs and distributions in accordance with the Company's Management Incentive Plan.

Interest expense is $414,000 higher and general and administrative expenses are $169,000 lower in 1995 than 1994, the result of factors previously detailed in the third quarter results of operations discussion above.

As discussed in Note 6 to the Consolidated Financial Statements, the Company adopted SFAS No. 109 effective December 1, 1993. This required change in accounting for income taxes resulted in a $440,000 cumulative effect, directly increasing net income for the nine months ended August 31, 1994.


CHANGES IN FINANCIAL POSITION:

August 31, 1995 Compared to November 30, 1994
---------------------------------------------

During the first nine months of fiscal 1995, cash and investments decreased $1,291,000. These funds were used primarily for debt service ($1,405,000 in principal amortization and paydowns), tenant improvements, and income taxes.

During the first quarter of fiscal 1995, the Company reacquired 100,000 shares of its common stock from its majority owner; the shares were retired. The Company transferred real estate assets, consisting of certain tenant improvements, to an affiliated tenant in consideration for reacquiring the shares.

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations, continued
---------------------

LIQUIDITY AND CAPITAL RESOURCES:

The Company's rental properties continue to generate sufficient rental revenue to cover real estate operating expenses and interest; they generate cash, after normal debt service (interest and principal amortization), and contribute to
overhead, lease commission, and tenant improvement expenditures   The rental
properties currently are, in aggregate, 90 percent leased. Historically, the Company has experienced significant net income and cash increases in the years properties were sold and has experienced losses and cash decreases in the years where no property sales occurred. The occurrences of major property sales depends on several factors, including prevailing market conditions and available financing for potential purchasers.

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

The Company currently has no projects under development and none planned. The only capital expenditures anticipated are interior tenant improvements to existing buildings, which may be required as new tenants are obtained or existing leases extended. The need for additional capital financing in the future will depend primarily on the number and size of new projects undertaken, if any.

The Company's notes payable continue to be amortized monthly. During the past 18 months, as prime lending rates have increased from six percent to 8.75 percent, the Company has experienced increased interest expense (interest on most of the Company's notes payable is variable). Management is in the process of restructuring certain of the Company's notes payable; this restructure may result in an additional principal reduction of as much as $1 million during the fourth quarter of fiscal 1995. In exchange for the principal reduction, the Company is anticipating a reduced interest rate on the notes and an extension of maturities, among other terms.

A majority of the leases between the Company and its tenants have terms from one to five years. Management devotes a significant amount of time to renewing leases with existing tenants and replacing tenants that vacate at lease maturity (or sooner in the case of tenant business failures). Because economic trends in recent years have placed downward pressure on market rental rates, management believes leases may continue to be renewed or replaced at lower rental rates than those of currently existing leases.



                                    PART II

                               OTHER INFORMATION



Item 1.  Legal Proceedings
--------------------------

As disclosed in the second quarter fiscal 1995 Form 10-Q, the Company has been named as one of 50 defendants in a civil claim for an unspecified amount of damages by residents in Kennedy Heights and certain nearby residential developments, all of which are located in Houston, Texas. No significant developments have occurred with respect to this claim during the third quarter. The matter is currently in its discovery stage; the Company intends to defend its position vigorously and pursue any and all appropriate defenses and remedies.

During the quarter ended August 31, 1995, the Company was also party to other lawsuits and legal claims arising out of its ordinary course of business. In the opinion of management, resolution of these other legal matters will not have a material adverse impact on the Company.

Item 2.  Changes in Securities
------------------------------

No changes in the rights of the Company's securities occurred during the quarter ended August 31, 1995.


Item 3.  Defaults Upon Senior Securities
----------------------------------------

Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matters were submitted to a vote of the Company's shareholders during the quarter ended August 31, 1995.


Item 5.  Other Information
--------------------------

Not applicable.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

    (a)  Exhibits
         --------

         (27)   Financial Data Schedule

    (b)  Reports on Form 8-K
         -------------------

         No reports on Form 8-K were filed during the quarter ended August 31, 1995.



                                   SIGNATURE



Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.



MISSION WEST PROPERTIES
-----------------------
       Registrant



By:  /s/  Katrina L. Thompson
     ---------------------------------------
          Katrina L. Thompson
          Chief Financial Officer & Secretary
          (Principal Financial and Accounting Officer)
          September 28, 1995