Form 10-K405
period 1995-11-30
MISSION WEST PROPERTIES/NEW/
filed 1996-02-16
CIK 704874

                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C.  20549

                              ---------

                              FORM 10-K

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (FEE REQUIRED) for the fiscal year ended November 30, 1995, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (NO FEE REQUIRED) for the transition period from ____________ to ____________


                    Commission File Number 1-8383


                       MISSION WEST PROPERTIES


Incorporated in California       IRS Employer Identification Number:  95-2635431

Principal Executive Offices:                          Telephone:  (619) 450-3135
  6815 Flanders Drive, Suite 250
  San Diego, California  92121-3914




Securities registered pursuant to Section 12(b) of the Act:

         TITLE OF CLASS                      EXCHANGES ON WHICH REGISTERED
---------------------------------------     --------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K, or any amendment to the Form 10-K.                 [X]

The aggregate market value of voting stock held by nonaffiliates of the Registrant was $2,172,000 as of February 15, 1996.

The number of shares of the Registrant's common stock outstanding as of February 15, 1996, was 1,368,721.

Portions   of  Part  III  are  incorporated  by  reference  from   the
Registrant's definitive Proxy Statement dated February 15, 1996, for the annual meeting of shareholders to be held on March 22, 1996.

                                PART I


ITEM 1.  BUSINESS

Mission West Properties (the "Company"), with corporate offices located in San Diego, California, is a California corporation engaged in developing, owning, operating, and selling income-producing commercial real estate. Since completing its most recent development projects in 1991, the Company has been involved principally in owning and operating real estate projects.

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

WHOLLY OWNED SUBSIDIARIES:

The Company has two wholly owned subsidiaries, MIT Realty, Inc. and Mission West Executive Aircraft Center, Inc. ("MWEAC"). MIT Realty, Inc. is an inactive entity; it has no signed contracts or commitments. MWEAC is an active subsidiary that owns and operates office buildings and aircraft hangars as part of a fixed-base operations center at the McClellan-Palomar Airport in San Diego County; management of this facility is provided by an independent contractor and the results of the operations of this subsidiary are included in the consolidated financial statements of the Company.

EMPLOYEES:

The Company had eight full-time employees as of November 30, 1995.

REAL ESTATE INVESTMENTS AND MARKETING:

At November 30, 1995, the Company had investments in ten real estate projects and one undeveloped parcel of land totaling $43,184,000, net of accumulated depreciation and allowance for estimated losses. The Company completed its most recent development projects in 1991 and, since that time, has principally focused on managing its real estate portfolio. Because the Company's property portfolio contains what management believes to be high-quality projects located in desirable markets, the Company historically has been successful in both leasing projects and effecting sales from time to time. The Company's properties are substantially leased, with an average portfolio occupancy of 87 percent in fiscal year 1995, and currently have an aggregate positive cash flow. Due to market conditions, however, no significant property sales have occurred since 1990.

GOVERNMENT REGULATIONS/ENVIRONMENTAL ISSUES:

The Company's rental properties are subject to various federal, state, and local regulations such as those addressed by the American Disabilities Act and local building codes. The Company believes that the properties are currently in substantial compliance with all applicable regulatory requirements, although expenditures may be required in the future to comply with changes in these laws. No material expenditures are contemplated at this time in order to effect compliance.

The government and the general public continue to be concerned with the impact of real estate development and construction on the physical and social environment. Governmental agencies focus on environmental effects when considering zoning applications and applications for construction of sewer, water, and other facilities generally required of real estate developers. Additionally, lending institutions place a significant emphasis on environmental factors when considering property financing. Although ecological and other environmental concerns have not had a material impact on its development, operating, or borrowing activities, there can be no assurance that the Company will not be affected in the future either by governmental policies, public attitudes, or lending requirements in this regard.

ITEM 2.  PROPERTIES

The Company has developed or acquired commercial properties located in southern California and Arizona. Each property was selected for its perceived potential to contribute value to the Company's real estate portfolio and ability to generate profit, typically upon sale. In the pursuit of enhancing property values and profits, the Company is committed to maintaining its high-quality projects and providing superior property management services to its tenants. The Company's real estate investments as of November 30, 1995, are as follows:

                                                                     YEAR                   FISCAL 1995   NUMBER OF
                                      NUMBER OF      AMOUNT      CONSTRUCTED/                 AVERAGE     TENANTS AT
      DESCRIPTION AND LOCATION        BUILDINGS     INVESTED       ACQUIRED      SQ. FT.     OCCUPANCY     11/30/95
      ------------------------        ----------  -------------  -------------  ---------  -------------  ----------
OFFICE PROJECTS:
  Two-story, Carlsbad, CA                 2       $   7,649,000         1988       80,540          89%         5
  Three-story, San Diego, CA              1           7,626,000         1989       75,711          85%        13
  Two-story, Carlsbad, CA                 1           5,575,000         1991       52,696          98%         7
  Two-story, San Diego, CA                1           4,167,000         1989       45,097          51%         4

INDUSTRIAL/R&D PROJECTS:
  Manufacturing, Riverside, CA            1           5,944,000         1991      161,588         100%         1
  R&D, San Diego, CA                      4           6,327,000         1984       87,409          48%         9
  R&D, San Diego, CA                      4           6,652,000         1990       72,320          97%         7
  Light industrial, Chandler, AZ          2           3,750,000         1986       65,630          94%        15
  Industrial, Carlsbad, CA                3           3,591,000         1991       44,574          88%        19

AIRPORT PROJECTS:
  Hangar/office bldg., Carlsbad, CA       1           1,796,000         1990       43,116          97%         7
  Hangars/office bldg., Carlsbad, CA      3           3,113,000         1990       90,155          93%        54

UNDEVELOPED LAND:
  Chandler, AZ                           N/A            461,000         1985          N/A          N/A        N/A

During  the  year  ended  November 30, 1995, the  Company's  operating
property  portfolio  was, on average, 87 percent leased.   The  rental
rate for leases, exclusive of airport hangar space, in effect during the year ranged from $0.38 to $1.76 per square foot, net of
concessions.   The  Company  has  negotiated  each  lease  separately;
typically, office building and airport lease rates are full-service, net of utilities, and industrial rates are triple net or modified gross. A majority of the leases contain provisions for annual cost-of-living or percentage increases. Lease terms average from one to five years, ranging up to ten years, with a few month-to-month tenancies. Cash flows from a property may vary from year to year depending on
tenant  turnover.   Upon lease maturity, expenditures  such  as  lease
commissions, leasehold improvements, and suite refurbishments may occur.


ITEM 3.  LEGAL PROCEEDINGS

The Company is party to certain legal proceedings in its ordinary course of business.

A civil action for an unspecified amount of damages relating to environmental contamination was filed in May 1995 by residents in Kennedy Heights and certain nearby residential developments located in the greater Houston, Texas, area. The suit was filed in the 281st District Court of Harris County in Houston, Texas. The Company and 50 other parties were named as defendants. The Company was dismissed from the action without prejudice in December 1995 and agreed at that time to a tolling of the statute of limitations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the quarter ended November 30, 1995.

                               PART II


ITEM 5. MARKET FOR THE REGISTRANT'S SHARES OF COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Common Stock of the Company is traded on the American and Pacific Stock Exchanges under the symbol MSW. The following are the high and low sales prices, by quarter, of the Registrant's shares for the two most recent fiscal years.

                                1995               1994
                           ---------------     ---------------
                           High      Low       High      Low
                           -----     -----     -----     -----
     1st Quarter           7 1/4     5 1/4       5       3 1/2
     2nd Quarter           5 3/4     5 1/4     4 3/8     3 3/4
     3rd Quarter           5 5/8     4 7/8     5 1/8     3 3/4
     4th Quarter           5 1/2       5         7       4 1/4

As of February 15, 1996, the approximate number of holders of record of the Company's stock was 525. The Company paid no dividends during fiscal 1995 or 1994. Certain banks, through their debt agreements, have restricted the Company from paying cash dividends to shareholders.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

Selected consolidated financial information follows (in thousands, except per share data).

                                                                        Years Ended November 30
                                                         -----------------------------------------------------
                                                            1995       1994       1993       1992       1991
                                                         ---------  ---------  ---------  ---------  ---------
Results of Operations:
  Revenues                                                 $ 7,926    $ 9,297    $ 7,142    $ 7,297   $ 6,482
  Net Income (Loss)                                             52     (1,943)    (1,065)      (824)     (869)
  Net Income (Loss) per Share                                 0.04      (1.32)     (0.73)     (0.56)    (0.59)

Financial Condition:
  Total Assets                                             $47,570    $50,963    $56,236    $59,731   $60,596
  Notes Payable                                             31,967     34,382     35,938     38,229    37,265
  Shareholders' Equity per Share                             10.33      10.02      11.27      12.04     12.95
  Cash Dividends Declared per Share                           0.00       0.00       0.05       0.35      0.40
  Average Shares Outstanding                                 1,393      1,469      1,469      1,469     1,475

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL 1995 COMPARED WITH FISCAL 1994:

During fiscal year 1995, the Company did not engage in development activity and sold no rental properties; the Company sold one parcel of undeveloped land. The Company continued to focus operating efforts on managing its current real estate portfolio of ten operating projects. During 1995 occupancy levels remained fairly stable, averaging 87 percent for the portfolio, compared to 84 percent in fiscal 1994. The $5,200,000 adjustment recorded in fiscal 1994 (see "Results of Operations -- FISCAL 1994 COMPARED WITH FISCAL 1993" below) affected results of operations for fiscal 1995 in numerous areas, as discussed below.

Compared to fiscal 1994, the Company's rental revenues from real estate increased $509,000, or eight percent, in 1995; the related operating expenses of real estate decreased $208,000, or ten percent. The increase in rental revenue primarily resulted from effects of the $5,200,000 adjustment recorded during the fourth quarter of fiscal 1994 to real estate investments and other assets (reduced amortization of certain charges against rental revenue in 1995). The net decrease in operating expenses resulted from several factors. Increases in building repairs/reconditioning (successful leasing activity) and property taxes in Arizona were offset by decreases in bad debt expense (including $115,000 in recovery of prior bad debts), lease commission amortization (additional effect of the 1994 adjustment), refunds of prior year property taxes (successful assessment appeals), and general cost containment. Depreciation of real estate decreased $120,000 between years due to effects of the 1994 adjustment.

Sales of real estate decreased a net $1,696,000 between years. Litigation was settled during fiscal 1994 related to property sold in 1986, resulting in $1,500,000 of nonrecurring revenue in fiscal 1994. During fiscal 1995, a parcel of unimproved land was sold for $225,000. The related costs of real estate sold in fiscal 1994 consist of legal fees and distributions in accordance with the Company's Management Incentive Plan and in fiscal 1995 consist of the land sold and various related selling costs.

Due to reimbursements from tenants for interior leasehold improvements in excess of a standard allowance that were recorded in fiscal 1994 but not repeated in fiscal 1995, other revenues decreased $184,000 between 1994 and 1995.

During fiscal 1995, general and administrative expenses decreased $255,000 due to cost control and elimination of outside consultant fees recorded in fiscal 1994. Interest expense increased $347,000 between years as a result of increases in prime lending rates, offset by a $2,415,000 reduction in notes payable. Prime rates averaged 8.8 percent during fiscal 1995 compared to 6.9 percent during fiscal 1994.

As discussed in Note 4 to the Consolidated Financial Statements, the Company adopted SFAS No. 109 effective December 1, 1993. This required change in accounting for income taxes resulted in a $440,000 cumulative effect, directly contributing net income for fiscal 1994.

FISCAL 1994 COMPARED WITH FISCAL 1993:

The Company did not engage in development activity during fiscal year 1994 and no properties were acquired or sold during the year. The Company did, however, enter into an agreement to sell substantially all its real estate assets. As a result of this proposed sales transaction, the Company recorded a $5,200,000 provision for estimated losses on real estate; this provision represented the difference between the carrying value of the assets (real estate and other related assets) and the proposed sales price, which was considered to approximate market value (subsequent to November 30, 1994, the proposed sales transaction was terminated).

During 1994, occupancy rates averaged 84 percent, compared to 85 percent in fiscal 1993. As a result of consistent occupancy rates and minimal rental rate decreases, rental revenues from real estate remained relatively constant. The related operating expenses of real estate, including depreciation, decreased $460,000, or 11 percent, between years. This decrease resulted from reductions in depreciation expense, property taxes, general operating expenses, and the provision for bad debts. (Fiscal 1993 results included nonrecurring adjustments.) During the fourth quarter of fiscal 1994, an affiliate continued to remit only partial rent. The affiliate had requested a renegotiation of its lease obligation, which was effected in the first quarter of 1995.

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

As a result of a reduction in Corporate staff and continuing cost containment, general and administrative expenses were $183,000, or 13 percent, lower in fiscal 1994 than 1993. Interest expense decreased
$117,000 between years; this decrease resulted from the Company's lenders' abating certain loan fees, which were offset by increased expense due to higher interest rates (the prime lending rate increased from six percent to 8.5 percent during 1994).

The Company recorded a $440,000 effect of a required change in accounting for income taxes during the first quarter of fiscal 1994. This change is more fully described in Note 4 to the Consolidated Financial Statements.


CHANGES IN FINANCIAL POSITION

NOVEMBER 30, 1995 COMPARED WITH NOVEMBER 30, 1994:

During fiscal year 1995, the Company's cash and investments position decreased $1,817,000 as a result of numerous items. Among the most significant factors were scheduled debt amortizations of $1,070,000, debt principal reductions of $1,000,000 and $345,000 made upon loan renegotiations/extensions, and building improvements/refurbishments and lease commissions payments of $605,000.

The $2,015,000 decrease in real estate investments during fiscal 1995 resulted from normal depreciation, sale of a parcel of unimproved land, and disposition of certain interior improvements to an affiliated tenant; these decreases were offset by tenant improvement additions. The disposition of the interior improvements additionally resulted in retirement of 100,000 shares of the Company's common stock, as discussed in Note 5 to the Consolidated Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

Management believes that the Company continues to be in a stable and competitive position with its current real estate portfolio. The portfolio continues to generate sufficient rental revenue to cover real estate operating expenses and interest expense and it is generating cash, after normal debt service (interest and monthly principal amortization); however, the portfolio's operations have not yet reached a level to additionally cover corporate overhead.
Historically, the Company has experienced net income and cash increases in the years properties were sold and has experienced losses and cash decreases in the years where no property sales occurred. The occurrences of major property sales depends on several factors, including prevailing market conditions and available financing for potential purchasers (see "Impact of Recession on Operations" below).

During fiscal 1995, the Company negotiated modifications of 49 percent of its debt portfolio, extending maturities until 1998 and lowering interest rates to nine percent fixed. Another 41 percent of the debt portfolio matures in April 1996. It is the Company's intention to negotiate renewals of these notes or seek alternative financing; based on prior experience and current relationships with lenders, it is anticipated that renewal or replacement terms will be available and will be similar to those currently in effect. Due to lingering effects of the sluggish economy and of financial institution failures (and the resulting revisions of lending practices), management is unable to predict whether principal paydowns will be required upon loan renewals, although none are anticipated at this time.

The Company continues to evaluate its future strategic course and intends to pursue all viable growth or other opportunities, which may include the sale or redeployment of certain assets currently held in the real estate portfolio. The Company has no projects under development and none specifically planned. Three stabilized properties currently held have been reviewed as possible sale candidates; acquisition candidates would be considered in light of property sales or other available resources.

The only other capital expenditures anticipated are interior improvements to existing buildings, which may be required as new tenants are obtained or existing leases extended. The real estate portfolio comprises operating properties that are either leased or partially available for lease. The Company plans to continue to finance its general and administrative operations with internally generated funds, including rental receipts from the rental properties, and existing cash and investments. The need for additional financing in the future would depend on the number and size of projects undertaken, if any.

The classification and carrying value of the Company's real estate investments at November 30, 1995 are based on its intent to continue owning and operating the assets for the production of income, while amortizing the cost of the assets over their useful lives. The Company's major shareholder, Triton Group Ltd. ("Triton"), has liquidated most of its assets pursuant to a strategy of returning value to its shareholders and has retained an investment banking firm to assist it in developing and evaluating proposals for potential purchasers, acquisitions candidates, or merger partners. Although not presently contemplated, it is possible that Triton's ultimate course of action could result in the Company's reclassifying some or all of its real estate investments as held-for-sale, which would require valuing the assets at the lower of cost or fair value less costs to sell. Triton's ultimate course of action and the resulting effect, if any, on the Company's classification and carrying value of its real estate assets cannot be predicted at this time.


IMPACT OF RECESSION ON OPERATIONS

The southern California economy continues to recover, although at a relatively sluggish pace. Corporate combinations and downsizing have contributed to reduced employment and decreased demand for commercial property. The commercial and industrial real estate in the region is still overbuilt. Although absorption in the markets in which the Company competes has increased, commercial real estate is still selling below replacement values. An upturn in the economy may positively impact the occupancy, rental rates, and values of commercial properties (including the Company's investments), while a downturn would have the opposite effect. Additionally, alternative financing for commercial property may be limited during a weak economy; this would reduce the ability of the Company to borrow and the ability of potential investors to purchase property.

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


IMPACT OF INFLATION AND CHANGING PRICES ON OPERATIONS

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

The  Company  typically  leases property to tenants  with  terms  that provide for periodic rent increases in proportion to increases in inflation as measured by the Consumer Price Index. However, most leases provide for a limit on the amount by which such rent can increase in any given period. Additionally, most of the leases provide for the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes, and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses that would result from inflation.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES:

                                                                  Page
                                                                  ----
 Report of Independent Accountants                                   8
 Consolidated Balance Sheets                                         9
 Consolidated Statements of Operations                              10
 Consolidated Statements of Cash Flows                              11
 Consolidated Statements of Shareholders' Equity                    12
 Notes to Consolidated Financial Statements                    13 - 17

 Schedule XI -- Real Estate and Accumulated Depreciation            18

   (All other schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.)

                 REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Shareholders of Mission West Properties

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Mission West Properties and its subsidiaries (the "Company") at November 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 4, during fiscal year 1994 the Company changed its method of accounting for income taxes.



PRICE WATERHOUSE LLP
San Diego, California
January 26, 1996

                            MISSION WEST PROPERTIES
                          Consolidated Balance Sheets
                                At November 30

                                   ASSETS                        1995           1994
                                                              -----------    -----------
Cash and cash equivalents                                     $   566,000    $ 2,192,000
Short-term investments, held-to-maturity                        2,528,000      2,719,000

Real estate investments:
  Rental properties, less accumulated depreciation of
   $9,054,000 in 1995 and and $7,702,000 in 1994
   ($45,729,000 pledged in 1995 and $47,428,000 in 1994)       47,136,000     48,887,000
  Unimproved land ($461,000 pledged in 1995 and 1994)             461,000        725,000
                                                              -----------    -----------
                                                               47,597,000     49,612,000
  Less allowance for estimated losses                          (4,413,000)    (4,413,000)
                                                              -----------    -----------
    Net real estate investments                                43,184,000     45,199,000

Other assets, less allowances of $541,000 in 1995 and
 $449,000 in 1994 and accumulated depreciation of $312,000
 in 1995 and $304,000 in 1994                                   1,292,000        853,000
                                                              -----------    -----------
                                                              $47,570,000    $50,963,000
                                                              -----------    -----------
                                                              -----------    -----------

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable                                                 $31,967,000    $34,382,000
Accounts payable and accrued expenses                           1,466,000      1,861,000
                                                              -----------    -----------
    Total liabilities                                          33,433,000     36,243,000
                                                              -----------    -----------
Commitments and contingencies (Note 7)

Shareholders' equity:
  Common stock, no par value, 10,000,000 shares authorized
   1,368,721 shares issued and outstanding (1,468,721 in
   1994)                                                       19,446,000     20,081,000
  Accumulated deficit                                          (5,309,000)    (5,361,000)
                                                              -----------    -----------
    Total shareholders' equity                                 14,137,000     14,720,000
                                                              -----------    -----------
                                                              $47,570,000    $50,963,000
                                                              -----------    -----------
                                                              -----------    -----------

          See accompanying notes to consolidated financial statements.

                           MISSION WEST PROPERTIES
                    Consolidated Statements of Operations
                           Years Ended November 30

                                                                 1995        1994         1993
                                                              ----------  -----------  -----------
REVENUES:
  Rental revenues from real estate                            $7,146,000  $ 6,637,000  $ 6,678,000
  Sales of real estate                                           400,000    2,096,000      102,000
  Other, including interest                                      380,000      564,000      362,000
                                                              ----------  -----------  -----------
                                                               7,926,000    9,297,000    7,142,000
                                                              ----------  -----------  -----------
EXPENSES:
  Operating expenses of real estate                            1,783,000    1,991,000    2,421,000
  Depreciation of real estate                                  1,352,000    1,472,000    1,688,000
  Costs of real estate sold                                      324,000      229,000       43,000
  Provision for estimated losses on real estate                       --    5,200,000       94,000
  General and administrative                                     945,000    1,200,000    1,386,000
  Interest                                                     3,435,000    3,088,000    3,205,000
                                                              ----------  -----------  -----------
                                                               7,839,000   13,180,000    8,837,000
                                                              ----------  -----------  -----------
Income (loss) before income taxes and cumulative effect of
 change in accounting                                             87,000   (3,883,000)  (1,695,000)
Provision for (benefit from) income taxes                         35,000   (1,500,000)    (630,000)
                                                              ----------  -----------  -----------
Income (loss) before cumulative effect of change in
 accounting                                                       52,000   (2,383,000)  (1,065,000)
Cumulative effect of change in accounting for income taxes            --      440,000           --
                                                              ----------  -----------  -----------
NET INCOME (LOSS)                                             $   52,000  $(1,943,000) $(1,065,000)
                                                              ----------  -----------  -----------
                                                              ----------  -----------  -----------
PER SHARE:
  Income (loss) before cumulative effect of change in
   accounting                                                 $     0.04  $     (1.62) $     (0.73)
  Cumulative effect of change in accounting for income taxes          --         0.30           --
                                                              ----------  -----------  -----------
  Net income (loss) per share                                 $     0.04  $     (1.32) $     (0.73)
                                                              ----------  -----------  -----------
                                                              ----------  -----------  -----------

          See accompanying notes to consolidated financial statements.

                             MISSION WEST PROPERTIES
                      Consolidated Statements of Cash Flows
                             Years Ended November 30

                                                                  1995          1994          1993
                                                              ------------  ------------  ------------
Cash flows from operating activities:
  Net income (loss)                                           $     52,000  $ (1,943,000) $ (1,065,000)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Provision for estimated losses on real estate                       --     5,200,000        94,000
    Depreciation                                                 1,360,000     1,479,000     1,704,000
    Cumulative effect of change in accounting for income
     taxes                                                              --      (440,000)           --
    Deferred income taxes                                          102,000    (1,784,000)     (276,000)
    Compensation expense of stock options                               --        82,000            --
    Changes in assets and liabilities:
      Decrease (increase) in net real estate investments            28,000      (673,000)     (462,000)
      Decrease (increase) in other assets                         (549,000)      361,000     1,325,000
      Increase (decrease) in accounts payable and accrued
       expenses                                                   (395,000)      168,000       210,000
                                                              ------------  ------------  ------------
  Net cash provided by operating activities                        598,000     2,450,000     1,530,000
                                                              ------------  ------------  ------------
Cash flows from investing activities:
  Net maturities (purchases) of short-term investments             191,000       492,000      (121,000)
                                                              ------------  ------------  ------------
Cash flows from financing activities:
  Repayments on notes payable                                   (2,415,000)   (1,556,000)   (2,291,000)
  Payments of cash dividends                                            --            --       (73,000)
                                                              ------------  ------------  ------------
  Net cash used for financing activities                        (2,415,000)   (1,556,000)   (2,364,000)
                                                              ------------  ------------  ------------
  Net increase (decrease) in cash and cash equivalents          (1,626,000)    1,386,000      (955,000)

Cash and cash equivalents at beginning of year                   2,192,000       806,000     1,761,000
                                                              ------------  ------------  ------------
Cash and cash equivalents at end of year                      $    566,000  $  2,192,000  $    806,000
                                                              ------------  ------------  ------------
                                                              ------------  ------------  ------------

          See accompanying notes to consolidated financial statements.

                            MISSION WEST PROPERTIES
                Consolidated Statements of Shareholders' Equity
                 Years Ended November 30, 1995, 1994 and 1993

                                                                Common     Accumulated
                                                                 Stock       Deficit        Total
                                                              -----------  ------------  -----------
Balance at November 30, 1992                                  $19,966,000  $ (2,280,000) $17,686,000
  Cash dividends ($0.05 per share)                                     --       (73,000)     (73,000)
  Net loss for 1993                                                    --    (1,065,000)  (1,065,000)
                                                              -----------  ------------  -----------
Balance at November 30, 1993                                   19,966,000    (3,418,000)  16,548,000
  Grant of 125,000 nonqualified stock options, net                115,000            --      115,000
  Net loss for 1994                                                    --    (1,943,000)  (1,943,000)
                                                              -----------  ------------  -----------
Balance at November 30, 1994                                   20,081,000    (5,361,000)  14,720,000
  Redemption and retirement of 100,000 shares                    (635,000)           --     (635,000)
  Net income for 1995                                                  --        52,000       52,000
                                                              -----------  ------------  -----------
Balance at November 30, 1995                                  $19,446,000  $ (5,309,000) $14,137,000
                                                              -----------  ------------  -----------
                                                              -----------  ------------  -----------

          See accompanying notes to consolidated financial statements.

                           MISSION WEST PROPERTIES
                Notes to Consolidated Financial Statements
                             November 30, 1995



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL POLICIES: Mission West Properties (the "Company") is engaged in developing, owning, operating, and selling income-producing real estate located principally in southern California. The Company is 49 percent owned by Triton Group Ltd. ("Triton").

The accompanying financial statements consolidate the accounts of the Company and its wholly owned subsidiaries. All transactions between the Company and its subsidiaries have been eliminated.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at financial statement date, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REAL ESTATE: The Company's real estate investments are carried at cost; an allowance for estimated losses is provided for other than temporary declines in value based on the Directors' and management's periodic evaluation of those investments. This evaluation considers recent appraised values, market conditions, and the Company's investment strategies.

Although adoption is not required until its fiscal year 1997, the Company has assessed the impact of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Based on current conditions, the Company does not believe that adoption will have an adverse impact on its financial position or results of operations.

Revenues from sales of real estate are reported at the time of sale or when certain financial criteria are met.

DEPRECIATION: Depreciation on rental properties is computed using the straight-line method over the estimated useful lives of the assets, generally ten to 30 years.

INCOME TAXES: Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes are provided for all temporary differences and operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NET INCOME (LOSS) PER SHARE: Net income (loss) per share of common stock is based on 1,393,105, 1,468,721, and 1,468,725 shares in fiscal years 1995, 1994 and 1993, respectively, the weighted average number of shares outstanding during those years. The effect of stock options is either immaterial or antidilutive; therefore, such effect is not reflected in the per share computations.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents includes cash on hand, money market funds, U.S. Treasury Bills and Notes, and certificates of deposit with an original maturity of 90 days or less. Short-term investments include U.S. Treasury Bills and Notes and certificates of deposit.

CONCENTRATIONS OF CREDIT RISK: Credit risk is primarily concentrated in cash equivalents, short-term investments, and rent receivables. Cash in excess of operating requirements is invested in U.S. Treasury securities or with federally insured institutions in short-term certificates of deposit; amounts invested with a single institution are limited to minimize risk. The Company's primary operations consist of leasing commercial space to small and medium-sized tenants, primarily in southern California. To reduce credit risk, the Company obtains and holds security deposits from a majority of tenants and performs ongoing credit evaluations of all major tenants' financial conditions.

SHORT-TERM INVESTMENTS: Effective December 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires that investments be classified as either held-to-maturity, trading, or available-for-sale. Held-to-maturity investments are carried at amortized costs; unrealized gains and losses are included in earnings for trading investments and are recorded directly to shareholders' equity for available-for-sale investments. Management determines the classification of investments at the time of purchase; the Company's short-term investments are classified as held-to-maturity and are carried at amortized cost, which approximates fair value. Adoption of SFAS No. 115 had no effect on the Company's financial position or results of operations.

RECLASSIFICATIONS:  Certain amounts in the fiscal year 1994  and  1993
financial  statements  have  been  reclassified  to  conform  to   the
presentation used in fiscal year 1995.


NOTE 2 - REAL ESTATE INVESTMENTS

The classification and carrying value of the Company's real estate investments are based on its intent to continue owning and operating the assets for the production of income, while amortizing the cost of the assets over their useful lives. The Company's major shareholder, Triton, has liquidated most of its assets pursuant to a strategy of returning value to its shareholders and has retained an investment banking firm to assist it in developing and evaluating proposals for potential purchasers, acquisitions candidates, or merger partners. Although not presently contemplated, it is possible that Triton's ultimate course of action could result in the Company's reclassifying some or all of its real estate investments as held-for-sale, which would require valuing the assets at the lower of cost or fair value less costs to sell. Triton's ultimate course of action and the resulting effect, if any, on the Company's classification and carrying value of its real estate assets cannot be predicted at this time.

As of November 30, 1994, the Company had entered into an agreement to sell substantially all its real estate investments; the agreement was terminated effective February 3, 1995. As a result of the proposed sales transaction, the related assets were recorded at their anticipated sales price, which approximated market value; accordingly, a $5,200,000 provision for estimated losses on real estate was recorded in fiscal year 1994.

Minimum future rentals on non-cancelable operating leases amount to $5,162,000, $3,309,000, $2,295,000, $1,553,000, and $1,093,000 for
fiscal years 1996 through 2000, respectively, and $7,038,000 thereafter. During the years ended November 30, 1995, 1994, and 1993, rental revenue from real estate of $611,000, $763,000, and $669,000, respectively, was recorded for property leased to former affiliates of Triton.


NOTE 3 - NOTES PAYABLE

                                                                                   November 30
                                                                           ----------------------------
Notes payable comprise the following:                                         1995            1994
                                                                           -----------      -----------
Secured notes payable to banks, due 1996 through 1998, interest  rates     $30,218,000      $32,532,000
  ranging from 9% (fixed) to 10.25% (prime plus 1.5%), principal and interest due in monthly installments of $312,000, balance of principal due at maturity

Unsecured note payable to bank, due 1996, interest rate of 10.25% (prime       250,000          250,000
  plus 1.5%), interest only due monthly, principal due at maturity

Secured note payable to insurance company, due 1997, interest rate of
  10%,  principal and interest due in monthly installments of $21,000        1,499,000        1,600,000
                                                                           -----------      -----------
                                                                           $31,967,000      $34,382,000
                                                                           -----------      -----------
                                                                           -----------      -----------

Aggregate principal payments required on the notes payable at November 30, 1995, are $13,594,000, $1,919,000, and $16,454,000 for the years
1996 through 1998. The fiscal year 1996 payments comprise approximately $771,000 in scheduled principal amortization and $12,823,000 in maturing notes payable. It is the Company's policy and intent to pursue renewal or replacement of the notes payable as they become due.

Certain of the notes payable contain financial covenants such as minimum cash balances and net worth and maximum debt-to-worth ratios. Additionally, covenants restrict the Company from paying cash dividends and other provisions specify that a change in the majority voting power of the Company's stock, either by transfer or the issuance of additional voting securities, is an event of default. As of November 30, 1995, the Company was in violation of a non-financial occupancy covenant on a $4,863,000 loan; it is anticipated the condition will be remedied during the first or second quarter of fiscal year 1996.


NOTE 4 - INCOME TAXES

                                                                              November 30
                                                                        ------------------------
Deferred tax assets (liabilities) comprise the following:                  1995         1994
                                                                        ------------  ----------
Basis of depreciable assets                                             $    500,000  $1,153,000
Other                                                                        324,000     259,000
                                                                        ------------  ----------
  Deferred tax assets                                                        824,000   1,412,000
                                                                        ------------  ----------
Deferred rental revenue                                                      (21,000)   (468,000)
Other                                                                        (75,000)    (71,000)
                                                                        ------------  ----------
  Deferred tax liabilities                                                   (96,000)   (539,000)
                                                                        ------------  ----------
                                                                             728,000     873,000
Deferred tax asset valuation allowance                                      (226,000)   (269,000)
                                                                        ------------  ----------
                                                                        $    502,000  $  604,000
                                                                        ------------  ----------
                                                                        ------------  ----------


                                                                   Years Ended November 30
The provision for (benefit from) income taxes comprises the   ----------------------------------
following:                                                      1995         1994        1993
                                                              --------  ------------  ----------
CURRENT
  Federal                                                     $(81,000) $    696,000  $ (353,000)
  State                                                         14,000        83,000          --
                                                              --------  ------------  ----------
                                                               (67,000)      779,000    (353,000)
                                                              --------  ------------  ----------
DEFERRED
  Federal                                                      102,000    (1,916,000)   (197,000)
  State                                                             --      (363,000)    (80,000)
                                                              --------  ------------  ----------
                                                               102,000    (2,279,000)   (277,000)
                                                              --------  ------------  ----------
                                                              $ 35,000  $ (1,500,000) $ (630,000)
                                                              --------  ------------  ----------
                                                              --------  ------------  ----------

                                                                 Years Ended November 30
The provision for (benefit from) income taxes reconciles to     -------------------------
the statutory rate as follows:                                  1995     1994       1993
                                                               ------   -------   -------
Statutory federal tax rate                                       34.0%    (34.0)%   (34.0)%
Increase (decrease) in taxes resulting from:
  Change in deferred tax asset valuation allowance               (7.1)      5.3      --
  State income tax, net of federal tax benefit                   10.6      (7.6)     (3.1)
  Other                                                           2.7      (2.3)     (0.1)
                                                                -----    ------    ------
                                                                 40.2%    (38.6)%   (37.2)%
                                                                -----    ------    ------
                                                                -----    ------    ------

The Company adopted SFAS No. 109 effective December 1, 1993. This accounting statement requires recognition of deferred tax assets and liabilities for differences between the financial statement carrying amounts and the tax basis of assets and liabilities, at anticipated tax rates. The cumulative effect of this change in the method of accounting for income taxes resulted in a $440,000 decrease in the net loss for fiscal year 1994. As of November 30, 1995, the Company's net deferred tax asset is included in other assets.

The provision for (benefit from) income taxes reflects temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. These temporary differences primarily arise from the recognition of rental revenue from real estate, recognition of accrued expenses, capitalized interest, and a different depreciable basis for tax than for financial reporting purposes. The Company carries back federal net operating losses to prior years for refunds and carries forward state net operating losses to be applied against future operating income, if any.

Due to the uncertainty of realizing the benefit of certain deferred tax assets, including state loss carryforwards, a valuation allowance was established in fiscal year 1994. The net decrease in the valuation allowance during fiscal year 1995 was due to changes in the state loss carryforward amount.


NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the fiscal year for interest was $3,566,000, $3,102,000, and $2,973,000 in 1995, 1994, and 1993, respectively. The
Company paid income taxes, net of refunds, of $258,000 and $145,000 in fiscal years 1995 and 1994, respectively, and received an income tax refund, net of payments, of $480,000 in fiscal year 1993.

During the first quarter of fiscal year 1995, in a noncash transaction, the Company reacquired and retired 100,000 shares of its common stock. This transaction was effected by a transfer of 100,000 shares of the Company's stock from Triton to an affiliated tenant, at which point Triton's investment in the Company decreased to 49 percent, and an exchange of the 100,000 shares from the affiliated tenant to the Company for real estate assets, consisting of certain tenant improvements, and a modification of lease terms, consisting of an extension of maturity and a reduction in rent.


NOTE 6 - STOCK OPTIONS AND STOCK PURCHASE PLAN

The Company has a Director Stock Option Plan and an Incentive Stock Option Plan under which non-salaried directors and officers, respectively, may purchase shares of the Company's stock at a minimum option price based on market value at the date of grant. Options granted under the plans become exercisable ratably over five years and expire after a period not to exceed ten years. At November 30, 1995, 300,000 and 350,000 shares were authorized under each plan, of which 114,000 and 153,600 were available for grant and 30,400 and 43,480 were exercisable under the Director Stock Option Plan and the Incentive Stock Option Plan, respectively.

                                                      Years Ended November 30
                                                     -------------------------
Activity in these plans comprises the following:     1995       1994      1993
                                                   -------    -------   -------
Beginning share balance                            106,400    156,200   199,000
  Granted                                               --         --    23,200
  Canceled ($8.25 per share in 1995)                (6,400)   (49,800)  (66,000)
                                                   -------    -------   -------
Ending share balance ($3.25 to $10.125
  per share)                                       100,000    106,400   156,200
                                                   -------    -------   -------
                                                   -------    -------   -------

Effective July 1, 1994, the Company granted nonqualified options to purchase 125,000 shares of its Common stock to a key executive. The exercise price of the options is $3.00 per share and the options expire ten years from the date of grant. Options to purchase 73,000 shares of the grant vested immediately; the remainder of the options become exercisable if specific financial milestones occur.

The Company has a Stock Purchase Plan for which all directors and employees are eligible. Under terms of the plan, each eligible participant may contribute up to $3,000 per month, to be invested in shares of the Company's stock purchased on the open market. The Company contributes $0.50 to the plan for each $1.00 contributed by a participant. The total amounts expended by the Company for such contributions during the years ended November 30, 1995, 1994, and 1993 were $31,000, $19,000, and $17,000, respectively.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company is a lessee on two 30-year land leases at an airport in San Diego County and incurred rental expense of $192,000, $189,000, and $187,000 for fiscal years ended November 30, 1995, 1994, and 1993, respectively. The provisions of the leases require minimum lease payments of $179,000, $188,000, $197,000, $207,000, and $217,000
during the Company's fiscal years 1996 through 2000 and $6,713,000 thereafter, and contingent payments of five percent of certain sublease income. The lease amounts are subject to renegotiation to reflect cost of living increases every five years. The Company holds subleases and records sublease revenue from these two parcels; the related minimum future rentals are included in the amounts set forth in Note 2 to these consolidated financial statements.

A civil action for an unspecified amount of damages relating to environmental contamination was filed in May 1995 by residents in Kennedy Heights and certain nearby residential developments located in the greater Houston, Texas, area. The suit was filed in the 281st District Court of Harris County in Houston, Texas. The Company and 50 other parties were named as defendants. The Company was dismissed from the action without prejudice in December 1995 and agreed at that time to a tolling of the statute of limitations.

                            MISSION WEST PROPERTIES
           SCHEDULE XI -- Real Estate and Accumulated Depreciation
                               November 30, 1995
                                 (in thousands)

                                                                                  Costs
                                                                               Capitalized
                                                                              Subsequent to     Carrying
                                                           Initial Cost        Acquisition       Amount
                                                         -----------------   ----------------    at End    Accum.   Date
                                                                  Bldgs. &   Improve-   Prop.   of Year    Deprec.   of      Date
Location and Description                  Encumbrances    Land    Impvmts.    ments     Taxes    (a)(c)     (b)    Const.   Acq'd.
----------------------------------------  ------------   -------  --------   --------   -----   --------   ------  ------   ------
RENTAL PROPERTIES:
  Carlsbad, California:
    Industrial buildings                    $ 1,810      $ 1,029   $   --    $  2,531   $  31   $  3,591   $  400    3/91     7/88
    Office building                           2,923        1,029       --       4,460      86      5,575      583    3/91     7/88
    Office buildings                          4,863        1,434       --       6,156      59      7,649    1,398    9/88    11/85
    Hangars/office building                   1,754           --       --       3,084      29      3,113      652    2/90     6/88
    Hangar/office building                       --           --    1,353         443      --      1,796      389      --     9/90
  Riverside, California:
    Manufacturing building                    3,142        2,187       28       3,693      36      5,944      742    3/91     9/90
  San Diego, California:
    Office building                           5,596        2,155    3,498       1,973      --      7,626    1,043    5/85     7/89
    R&D buildings                             4,190        2,122       --       4,157      48      6,327    1,304   11/84     1/84
    R&D/office buildings                      5,940        2,786       --       7,967      66     10,819    1,581    3/90     1/84
  Chandler, Arizona:
    Industrial buildings                      1,499          760       --       2,942      48      3,750      962    9/86     6/85
UNIMPROVED LAND:
  Chandler, Arizona:
    Vacant land                                  --          457       --          --       4        461       --      --     6/85
                                          ------------   -------  --------   --------   -----   --------   ------
                                            $31,717      $13,959   $4,879    $ 37,406   $ 407   $ 56,651   $9,054
                                          ------------   -------  --------   --------   -----   --------   ------
                                          ------------   -------  --------   --------   -----   --------   ------

------------------------
(a) The cost basis of real estate for federal income tax purposes approximates its gross carrying value, before accumulated depreciation and allowance for estimated losses. The allowance for estimated losses of $4,413,000 at November 30, 1995, was determined in accordance with the Company's policy as described in Note 1 to the Consolidated Financial Statements.

(b) Rental properties are depreciated on a straight-line basis over a 10-to 30-year life. Changes in accumulated depreciation for the three years ended November 30, 1995, follows:

                                                             1995      1994     1993
                                                           -------   -------   -------
   Balance at beginning of year                            $ 7,702   $ 6,233   $ 4,545
   Charged to expense during the year                        1,352     1,472     1,688
   Deletions for property sold during the year and other        --        (3)       --
                                                           -------   -------   -------
   Balance at end of year                                  $ 9,054   $ 7,702   $ 6,233
                                                           -------   -------   -------
                                                           -------   -------   -------

(c) Changes in the carrying amount for the three years ended November 30, 1995, follows:

                                                             1995      1994     1993
                                                           -------   -------   -------
   Balance at beginning of year                            $57,314   $56,644   $56,182
   Additions/improvements during the year                      236       673       464
   Property  sold  during the year  and  other                (899)       (3)       (2)
                                                           -------   -------   -------
   Balance at end of year                                  $56,651   $57,314   $56,644
                                                           -------   -------   -------
                                                           -------   -------   -------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in, or disagreements with, independent accountants on matters of accounting principles or practices or of financial disclosure.





                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Director information is incorporated herein by reference to the Company's definitive Proxy Statement dated February 15, 1996, for the annual meeting of shareholders to be held on March 22, 1996. There is no relationship by blood, marriage, or adoption among the officers. All officers hold office at the discretion of the Board of Directors. Executive officers of the Company are as follows:

       Name             Age                        Position
       ----             ---                        --------
  J. Gregory Kasun       40   President, Chief Executive Officer, Director
                              Employed by the Company since 1989; President since November 1993, previously CFO and Secretary

  Harve Filuk            53   Vice President Real Estate Operations
                              Employed by the Company since 1975; Vice President since 1978

  Katrina  L.  Thompson  37   Chief Financial Officer, Corporate Secretary
                              Employed by the Company since 1991; CFO and Secretary since November 1993, previously
                              Controller. Formerly an Audit Senior with Price
                              Waterhouse


ITEM 11.  EXECUTIVE COMPENSATION

Incorporated  herein  by reference to the Company's  definitive  Proxy
Statement  dated  February  15,  1996,  for  the  annual  meeting   of
shareholders to be held on March 22, 1996.


ITEM  12.   SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS   AND
MANAGEMENT

Incorporated  herein  by reference to the Company's  definitive  Proxy
Statement  dated  February  15,  1996,  for  the  annual  meeting   of
shareholders to be held on March 22, 1996.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated  herein  by reference to the Company's  definitive  Proxy
Statement  dated  February  15,  1996,  for  the  annual  meeting   of
shareholders to be held on March 22, 1996.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K

  (a)  1. FINANCIAL STATEMENTS

          The financial statements and financial statement schedules listed in the index under Item 8 "CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" are filed as part of this annual report.

       2. EXHIBITS

          (23)     Consent of Independent Accountants
          (27)     Financial Data Schedules

  (b)  REPORTS ON FORM 8-K

          None

                              SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           MISSION WEST PROPERTIES
                                     -----------------------------------
                                                  Registrant


DATE:  February 15, 1996                 /s/    J. GREGORY KASUN
                                     -----------------------------------
                                                J. Gregory Kasun
                                  President, Chief Executive Officer & Director
                                         (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


      Signature                                  Title                              Date
      ---------                                  -----                              ----
                                  Chief Financial Officer and Secretary
  /s/ KATRINA L. THOMPSON      (Principal Financial and Accounting Officer)   February 15, 1996
---------------------------
     Katrina L. Thompson


  /s/ MICHAEL M. EARLEY                         Director                      February 15, 1996
---------------------------
     Michael M. Earley


  /s/ MARK G. FOLETTA                           Director                      February 15,1996
---------------------------
     Mark G. Foletta


  /s/ J. GREGORY KASUN                          Director                      February 15,1996
---------------------------
     J. Gregory Kasun


  /s/ WILLIAM E. NELSON                         Director                      February 15,1996
---------------------------
     William E. Nelson


  /s/ RICHARD R. TARTRE                         Director                      February 15,1996
---------------------------
     Richard R. Tartre


  /s/ BYRON B. WEBB, JR.                        Director                      February 15,1996
---------------------------
     Byron B. Webb, Jr.
