Form 10-Q
period 1996-02-29
MISSION WEST PROPERTIES/NEW/
filed 1996-03-22
CIK 704874

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the quarterly period ended February 29, 1996   Commission File Number 1-8383





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




The number of shares of the Registrant's common stock outstanding as of February 29, 1996 was 1,371,121.

                                     PART I

                              FINANCIAL INFORMATION



ITEM 1.   QUARTERLY FINANCIAL STATEMENTS

Following are the first quarter fiscal year 1996 consolidated financial statements (unaudited) and accompanying notes (unaudited).

                             MISSION WEST PROPERTIES
                           Consolidated Balance Sheets


                                                                                 (Unaudited)
                                                                                 February 29      November 30
                                        ASSETS                                       1996             1995
                                                                                 ------------     ------------
Cash and cash equivalents                                                        $  1,133,000     $    566,000
Short-term investments, held-to-maturity                                            2,214,000        2,528,000

Real estate investments:
  Rental Properties, less accumulated depreciation of $9,396,000 in 1996 and $9,054,000 in 1995 ($45,403,000 pledged in
    1996 and $45,729,000 in 1995)                                                  46,813,000       47,136,000
  Unimproved land ($461,000 pledged in 1996 and 1995)                                 461,000          461,000
                                                                                 ------------     ------------

                                                                                   47,274,000       47,597,000
  Less allowance for estimated losses                                              (4,413,000)      (4,413,000)
                                                                                 ------------     ------------

    Net real estate investments                                                    42,861,000       43,184,000

Other assets, less allowances of $413,000 in 1996 and $541,000 in 1995 and accumulated depreciation of $314,000 in 1996 and
  $312,000 in 1995                                                                  1,032,000        1,292,000
                                                                                 ------------     ------------

                                                                                 $ 47,240,000     $ 47,570,000
                                                                                 ------------     ------------
                                                                                 ------------     ------------



                                                LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable                                                                    $ 31,700,000     $ 31,967,000
Accounts payable and accrued expenses                                               1,310,000        1,466,000
                                                                                 ------------     ------------

    Total liabilities                                                              33,010,000       33,433,000
                                                                                 ------------     ------------

Shareholders' equity:
  Common stock, no par value, 10,000,000 shares authorized;
    1,371,121 shares issued and outstanding (1,368,721 in 1995)                    19,456,000       19,446,000
  Accumulated deficit                                                              (5,226,000)      (5,309,000)
                                                                                 ------------     ------------

    Total shareholders' equity                                                     14,230,000       14,137,000
                                                                                 ------------     ------------

                                                                                 $ 47,240,000     $ 47,570,000
                                                                                 ------------     ------------
                                                                                 ------------     ------------





          See accompanying notes to consolidated financial statements.

                             MISSION WEST PROPERTIES
                Consolidated Statements of Operations (Unaudited)


                                                          Three Months Ended
                                                      --------------------------
                                                      February 29    February 28
                                                         1996            1995
                                                      -----------    -----------
REVENUES:
  Rental revenues from real estate                    $ 1,787,000    $ 1,762,000
  Sales of real estate                                     35,000         60,000
  Other, including interest                                66,000         84,000
                                                      -----------    -----------

                                                        1,888,000      1,906,000
                                                     ------------   ------------

EXPENSES:
  Operating expenses of real estate                       371,000        407,000
  Depreciation of real estate                             342,000        330,000
  General and administrative                              265,000        243,000
  Interest                                                771,000        884,000
                                                     ------------   ------------

                                                        1,749,000      1,864,000
                                                     ------------   ------------

Income before income taxes                                139,000         42,000
Provision for income taxes                                 56,000         10,000
                                                     ------------   ------------

NET INCOME                                           $     83,000   $     32,000
                                                     ------------   ------------
                                                     ------------   ------------



NET INCOME PER SHARE                                       $ 0.06         $ 0.02
                                                     ------------   ------------
                                                     ------------   ------------




          See accompanying notes to consolidated financial statements.

                             MISSION WEST PROPERTIES
                Consolidated Statements of Cash Flows (Unaudited)



                                                                                       Three Months Ended
                                                                                  ----------------------------
                                                                                  February 29      February 28
                                                                                     1996             1995
                                                                                  -----------      -----------
Cash flows from operating activities:
  Net income                                                                      $    83,000      $    32,000
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                                    344,000          332,000
      Changes in assets and liabilities:
        Increase in net real estate investments                                       (19,000)          (4,000)
        Decrease (increase) in other assets                                           258,000          (43,000)
        Decrease in accounts payable and accrued expenses                            (156,000)        (251,000)
                                                                                  -----------      -----------

  Net cash provided by operating activities                                           510,000           66,000
                                                                                  -----------      -----------

Cash flows from investing activities:
  Net maturities of short-term investments                                            314,000          415,000
                                                                                  -----------      -----------

Cash flows from financing activities:
  Repayments on notes payable                                                        (267,000)        (267,000)
  Proceeds from stock options exercised                                                10,000            -
                                                                                  -----------      -----------

  Net cash used for financing activities                                             (257,000)        (267,000)
                                                                                  -----------      -----------

  Net increase in cash and cash equivalents                                           567,000          214,000

Cash and cash equivalents at beginning of quarter                                     566,000        2,192,000
                                                                                  -----------      -----------

Cash and cash equivalents at end of quarter                                       $ 1,133,000      $ 2,406,000
                                                                                  -----------      -----------
                                                                                  -----------      -----------




          See accompanying notes to consolidated financial statements.

                             MISSION WEST PROPERTIES
             Notes to Consolidated Financial Statements (Unaudited)
                                February 29, 1996



NOTE 1 -- BASIS OF PRESENTATION

The accompanying consolidated financial statements (unaudited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at financial statement date, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The operating results for the interim period are not necessarily indicative of the results to be expected for a full fiscal year or for any future periods. In the opinion of management, the information furnished herein reflects all adjustments, consisting only of normal recurring accruals, that are necessary for a fair presentation of results for the unaudited interim period.


NOTE 2 -- CASH FLOW INFORMATION

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, money market funds, certificates of deposit, and obligations of the U.S. Treasury with an original maturity of 90 days or less. Short-term investments consist of certificates of deposit and obligations of the U.S. Treasury with an original maturity exceeding 90 days. Cash paid during the quarter for interest was $738,000 in 1996 and $878,000 in 1995. Cash paid during the quarter for income taxes was $40,000 in 1995 (none in 1996).


NOTE 3 -- NOTES PAYABLE

Notes payable comprise the following:                                           February 29    November 30
                                                                                   1996           1995
                                                                                -----------    -----------
Secured notes payable to banks, due April 1996 through 1998, interest           $29,978,000    $30,218,000
  rates ranging from 9% (fixed) to 9.75% (prime plus 1.5%), principal and interest due in monthly installments of $306,000, balance of principal due at maturity
Unsecured note payable to bank, due April 1996, interest rate of 9.75%              250,000        250,000
  (prime plus 1.5%), interest only due monthly, principal due at maturity
Secured note payable to insurance company, due 1997, interest rate of
  10%, principal and interest due in monthly installments of $21,000              1,472,000      1,499,000
                                                                                -----------    -----------

                                                                                $31,700,000    $31,967,000
                                                                                -----------    -----------
                                                                                -----------    -----------


NOTE 4 -- NET INCOME PER SHARE

Net income per share is based on 1,368,747 and 1,467,610 shares, the weighted average number of shares outstanding during the first quarters of fiscal years 1996 and 1995, respectively. The effect of stock options is not significant and such effect is not reflected in the per share computations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

FIRST QUARTER FISCAL 1996 COMPARED TO FIRST QUARTER FISCAL 1995

Compared to the first quarter of fiscal 1995, the Company's rental revenues from real estate remained relatively stable, increasing one percent, or $25,000, in fiscal 1996. The related operating expenses of real estate decreased $36,000, or nine percent, for a net operating improvement of $61,000 between years.
These improvements resulted from an increase in occupancy levels, a decrease in bad debt expense, and a one-time property tax refund.

Sales of real estate decreased $25,000 between years due to the nature of this item (declining balance of amounts receivable from a 1986 land sale).

General and administrative expenses increased $22,000 during the first quarter of fiscal 1996 compared to fiscal 1995 as a result of legal fees incurred (Kennedy Heights litigation; see Part II, Item 1, "Legal Proceedings" below) and other individually insignificant items.

During the first quarter of fiscal 1996, interest expense decreased $113,000 compared to fiscal 1995 as a result of decreases in the Company's aggregate borrowing rate (9.25 percent for the first quarter of fiscal 1996 compared to 10.25 percent for the first quarter of fiscal 1995), and a $2,415,000 reduction in outstanding notes payable.


CHANGES IN FINANCIAL POSITION:

FEBRUARY 29, 1996 COMPARED TO NOVEMBER 30, 1995

During the first quarter of fiscal 1996, cash and investments increased $253,000. This increase resulted primarily from a $118,000 bankruptcy settlement receipt from a former tenant and cash inflow from operations. Normal debt service (principal and interest payments) continued during the first quarter of fiscal 1996.

Other assets decreased $260,000 during the first quarter of fiscal year 1996 due to the bankruptcy settlement receipt and various other collections on accounts receivable, and due to normal amortization of prepaid expenses. Accounts payable and accrued expenses decreased $156,000, or 11 percent, during the quarter primarily as a result of the timing of payments for property taxes, legal and audit fees, and payroll.


LIQUIDITY AND CAPITAL RESOURCES:

Management believes that the Company continues to be in a stable and competitive position with its current real estate portfolio. The portfolio continues to generate sufficient rental revenue to cover real estate operating expenses and interest expense and it is generating cash, after normal debt service (interest and monthly principal amortization). The rental properties currently are, in aggregate, 86 percent leased.

The Company has had no significant property sales since 1990; the occurrences of major property sales depends on several factors, including prevailing market conditions, available financing for potential purchasers, and the Company's strategic plans. The Company continues to operate the portfolio and intends to pursue all viable growth or other opportunities, which may include the sale or redeployment of certain assets currently held in the real estate portfolio. The Company has no projects under development and none specifically planned. Three stabilized properties currently held have been reviewed as possible sale candidates; acquisition candidates would be considered in light of property sales or other available resources.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED:

Approximately 41 percent of the Company's debt portfolio matures in April 1996. The renewal process has begun and management anticipates completion of such renewals (or the obtaining of replacement financing) during the second quarter of fiscal 1996 at terms similar to those currently in effect. Due to lingering effects of the sluggish economy and of financial institution failures (and the resulting revisions of lending practices), management is unable to predict whether principal paydowns will be required upon loan renewals, although none are anticipated at this time.







                                     PART II

                                OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

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


ITEM 2. CHANGES IN SECURITIES

No changes in the rights of the Company's securities occurred during the quarter ended February 29, 1996.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended February 29, 1996.


ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  EXHIBITS

          (27)   Financial Data Schedules

   (b)  REPORTS ON FORM 8-K

          None







                                    SIGNATURE



Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.



MISSION WEST PROPERTIES
         Registrant





By:  /s/  Katrina L. Thompson
    --------------------------------------------------
          Katrina L. Thompson
          Chief Financial Officer & Secretary
          (Principal Financial and Accounting Officer)
          March 22, 1996