Form 10-Q
period 1996-05-31
MISSION WEST PROPERTIES/NEW/
filed 1996-07-15
CIK 704874

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                -----------------

                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the quarterly period ended May 31, 1996        Commission File Number 1-8383




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



The number of shares of the Registrant's common stock outstanding as of May 31, 1996 was 1,371,121.

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.   QUARTERLY FINANCIAL STATEMENTS

Following are three-month second quarter and six-month year-to-date (as applicable) fiscal year 1996 consolidated financial statements (unaudited) and accompanying notes (unaudited).

                             MISSION WEST PROPERTIES
                           Consolidated Balance Sheets



                                               (Unaudited)
                                                 May 31       November 30
                                     ASSETS       1996           1995
                                               ------------   ------------

Cash and cash equivalents                      $  1,139,000   $    566,000
Short-term investments, held-to-maturity          2,168,000      2,528,000

Real estate investments:
     Rental Properties, less accumulated
          depreciation of $9,737,000 in 1996
          and $9,054,000 in 1995 ($45,093,000
          pledged in 1996 and $45,729,000
          in 1995)                               46,489,000     47,136,000
     Unimproved land ($461,000 pledged in
          1996 and 1995)                            461,000        461,000
                                               ------------   ------------


                                                 46,950,000     47,597,000
     Less allowance for estimated losses         (4,413,000)    (4,413,000)
                                               ------------   ------------

          Net real estate investments            42,537,000     43,184,000

Other assets, less allowances of $417,000 in
     1996 and $541,000 in 1995 and accumulated
     depreciation of $317,000 in 1996 and
     $312,000 in 1995                             1,088,000      1,292,000
                                               ------------   ------------

                                                $46,932,000    $47,570,000
                                               ------------   ------------
                                               ------------   ------------



                      LIABILITIES AND SHAREHOLDERS' EQUITY



Notes payable                                   $31,451,000    $31,967,000
Accounts payable and accrued expenses             1,182,000      1,466,000
                                               ------------   ------------

     Total liabilities                           32,633,000     33,433,000
                                               ------------   ------------

Shareholders' equity:
  Common stock, no par value, 10,000,000
     shares authorized; 1,371,121 shares
     issued and outstanding (1,368,721
     in 1995)                                    19,456,000    19,446,000
  Accumulated deficit                            (5,157,000)   (5,309,000)
                                               ------------   ------------

     Total shareholders' equity                  14,299,000     14,137,000
                                               ------------   ------------

                                                $46,932,000    $47,570,000
                                               ------------   ------------
                                               ------------   ------------



          See accompanying notes to consolidated financial statements.

                             MISSION WEST PROPERTIES
                Consolidated Statements of Operations (Unaudited)


                                           Three Months Ended         Six Months Ended
                                        ----------------------    ----------------------
                                           May 31       May 31       May 31       May 31
                                            1996        1995          1996         1995
                                        ----------   ----------   ----------   ----------
REVENUES:
  Rental revenues from real estate      $1,805,000   $1,758,000   $3,593,000   $3,519,000
  Sales of real estate                      24,000       37,000       59,000       97,000
  Other, including interest                 81,000      101,000      145,000      186,000
                                        ----------   ----------   ----------   ----------

                                         1,910,000    1,896,000    3,797,000    3,802,000
                                        ----------   ----------   ----------   ----------


EXPENSES:
  Operating expenses of real estate        419,000      378,000      791,000      785,000
  Depreciation of real estate              342,000      347,000      683,000      677,000
  General and administrative               240,000      228,000      505,000      471,000
  Interest                                 794,000      903,000    1,564,000    1,787,000
                                        ----------   ----------   ----------   ----------
                                         1,795,000    1,856,000    3,543,000    3,720,000
                                        ----------   ----------   ----------   ----------


Income before income taxes                 115,000       40,000      254,000       82,000
Provision for income taxes                  46,000       20,000      102,000       30,000
                                        ----------   ----------   ----------   ----------


NET INCOME                              $   69,000   $   20,000   $  152,000   $   52,000
                                        ----------   ----------   ----------   ----------
                                        ----------   ----------   ----------   ----------

NET INCOME PER SHARE                       $  0.05      $  0.01      $  0.11      $  0.04
                                           -------      -------      -------      -------
                                           -------      -------      -------      -------




          See accompanying notes to consolidated financial statements.

                             MISSION WEST PROPERTIES
                Consolidated Statements of Cash Flows (Unaudited)



                                                        Six Months Ended
                                                   ------------------------
                                                       May 31      May 31
                                                        1996        1995
                                                   -----------  -----------
Cash flows from operating activities:
  Net income                                       $   152,000  $    52,000
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation                                      688,000      681,000
     Changes in assets and liabilities:
       Increase in net real estate investments         (36,000)     (15,000)
       Decrease (increase) in other assets             199,000      (77,000)
       Decrease in accounts payable and
        accrued expenses                              (284,000)    (275,000)
                                                   -----------  -----------


  Net cash provided by operating activities            719,000      366,000
                                                   -----------  -----------

Cash flows from investing activities:
  Net redemptions (purchases) of short-term
   investments                                         360,000     (679,000)
                                                   -----------  -----------

Cash flows from financing activities:
  Repayments on notes payable                         (516,000)  (1,132,000)
  Proceeds from stock options exercised                 10,000            -
                                                   -----------  -----------


  Net cash used for financing activities              (506,000)  (1,132,000)
                                                   -----------  -----------


Net increase (decrease) in cash and
   cash equivalents                                    573,000   (1,445,000)

Cash and cash equivalents at beginning
   of period                                           566,000    2,192,000
                                                   -----------  -----------

Cash and cash equivalents at end
  of period                                        $ 1,139,000  $   747,000
                                                   -----------  -----------
                                                   -----------  -----------




          See accompanying notes to consolidated financial statements.

                             MISSION WEST PROPERTIES
             Notes to Consolidated Financial Statements (Unaudited)
                                  May 31, 1996


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


NOTE 2 -- CASH FLOW INFORMATION

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, money market funds, certificates of deposit, and obligations of the U.S. Treasury with an original maturity of 90 days or less. Short-term investments consist of certificates of deposit and obligations of the U.S. Treasury with an original maturity exceeding 90 days. Cash paid during the six months ended May 31 for interest was $1,638,000 in 1996 and $1,786,000 in 1995. Cash paid for income taxes during the six-month periods was $38,000 in 1996 and $67,000 in 1995.


NOTE 3 -- NOTES PAYABLE

Notes payable comprise the following:
                                                        May 31     November 30
                                                         1996        1995
                                                      -----------  -----------

  Secured notes payable to banks, due July            $29,756,000  $30,218,000
    1996 through 2001, interest rates ranging
    from 9% (fixed) to 9.75% (prime plus 1.5%),
    principal and interest due in monthly
    installments of $285,000, balance of
    principal due at maturity
  Unsecured note payable to bank, due July 1996,          250,000      250,000
    interest rate of 9.75% prime plus 1.5%),
    interest only due monthly, principal due
    at maturity
  Secured note payable to insurance company,
    due 1997, interest rate of 10%, principal
    and interest due in monthly installments
    of $21,0000                                         1,445,000     1,499,00
                                                      -----------  -----------
                                                      $31,451,000  $31,967,000
                                                      -----------  -----------
                                                      -----------  -----------


NOTE 4 -- NET INCOME PER SHARE

Net income per share is based on 1,371,121 and 1,368,721 shares for the quarter ended May 31, and 1,369,941 and 1,417,622 for the six months ended May 31, the weighted average number of shares outstanding during the periods presented for fiscal years 1996 and 1995, respectively. The effect of stock options is not significant and such effect is not reflected in the per share computations.

NOTE 5 -- SUBSEQUENT EVENT

Subsequent to its second quarter end, on July 1, 1996, the Company entered into a definitive agreement to sell all its real estate assets to DMB/SVP California Investments, LLC for $42,000,000 cash, subject to a 24-day due diligence period. The results of the due diligence review could cause the parties to eliminate one property from the transaction, which would reduce the proceeds realized. The Company will satisfy the secured and unsecured indebtedness related to the assets from the proceeds of the sale. Terms of the Agreement call for a closing of the transaction in late August 1996, which closing is subject to extension. The transaction will be accounted for as a sale of assets upon completion. An estimated loss on sale of the assets, if any, and the related selling costs will be determined and recorded at the conclusion of the due diligence period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

SECOND QUARTER FISCAL 1996 COMPARED TO SECOND QUARTER FISCAL 1995

Compared to the second quarter of fiscal 1995, the Company's rental revenues from real estate increased $47,000, or three percent, in 1996; the related operating expenses of real estate increased $41,000, or 11 percent. The increase in rental revenue primarily resulted from increased rental rates. The increase in operating expenses primarily resulted from a $30,000 decrease in property tax refunds (higher level of Prop. 8A refunds received in 1995 than in 1996) and an increase in certain repair and maintenance expenses, offset by a $28,000 decrease in bad debt expense.

Interest expense decreased $109,000 between the second quarter of fiscal 1995 and the second quarter of fiscal 1996 as a result of a reduction in outstanding notes payable ($31,451,000 outstanding at May 31, 1996 compared to $33,250,000 at May 31, 1995) and decreases in the Company's aggregate borrowing rate (9.02 percent during the second quarter of fiscal 1996 compared to 10.44 percent during the second quarter of fiscal 1995).

FIRST SIX MONTHS FISCAL 1996 COMPARED TO FIRST SIX MONTHS FISCAL 1995

During the six months ended May 31, 1996, compared to 1995, rental revenues from real estate increased $74,000, or two percent, and the related operating expenses of real estate increased $6,000, or one percent. The increase in rental revenues is primarily a result of increases in rental rates; the increase in operating expenses resulted from a $51,000 decrease in bad debt expenses offset by numerous individually insignificant increases.

Interest expense was $223,000 lower in 1996 than 1995, the result of factors previously detailed in the second quarter results of operations discussion above.


CHANGES IN FINANCIAL POSITION:

MAY 31, 1996 COMPARED TO NOVEMBER 30, 1995

During the first six months of fiscal 1996, cash and investments increased $213,000. This increase in funds resulted from a $118,000 bankruptcy settlement receipt (former tenant) and from normal cash inflow from operations. Normal debt service (principal and interest payments) continued during the first six months of fiscal 1996.

Other assets decreased a net $204,000 during the first six months of fiscal 1996 due to the bankruptcy settlement receipt and various other collections on accounts receivable, and due to normal activity of prepaid expenses (amortization offset by annual payments). Accounts payable and accrued expenses decreased $284,000, or 19 percent, during the six months primarily as a result of the timing of payments for property taxes, legal and audit fees, and payroll.


LIQUIDITY AND CAPITAL RESOURCES:

During the first six months of fiscal 1996, the Company's financial condition and operations remained stable. Cash and investment balances increased while notes payable continued to be amortized monthly; 30 percent of the debt portfolio was renewed in May 1996 for a five-year period on terms comparable to those previously in place. The rental properties continued to generate sufficient rental revenue to cover real estate operating expenses and interest and they generated cash, after normal debt service (interest and principal amortization). The rental properties currently are, in aggregate, 85 percent leased. As a result of these and other factors, Management believes that the Company continues to be in a stable and competitive position. While the Company continued to operate the real estate portfolio during the first half of fiscal 1996, it also continued to consider and pursue all viable growth or other opportunities available.

Subsequent to its second quarter end, on July 1, 1996, the Company entered into a definitive agreement to sell all its real estate assets to DMB/SVP California Investments, LLC for $42,000,000 cash, subject to a 24-day due diligence period. The

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED:

results of the due diligence review could cause the parties to eliminate one property from the transaction, which would reduce the proceeds realized. The Company will repay the secured and unsecured indebtedness related to the assets from the proceeds of the sale. Terms of the Agreement call for a closing of the transaction in late August 1996, which closing is subject to extension. The transaction will be accounted for as a sale of assets upon completion. An estimated loss on sale of the assets, if any, and the related selling costs will be determined and recorded at the conclusion of the due diligence period.

Several conditions to completion of the transaction remain to be accomplished, including approval of the transaction by the Company's shareholders. If this proposed transaction is completed, the Company is expected to have net realizable assets of approximately $11,900,000 consisting almost exclusively of cash and cash equivalents and will have no operating business. After completion of the transaction, if it is completed, the Company intends to consider making a substantial dividend distribution to shareholders; the Company will then review available strategic alternatives, which may include business or asset acquisitions or a sale of the resulting corporate shell. Concurrent with these activities, a review of general and administrative expenses would be made; it is likely that these expenses would be significantly reduced through staffing reductions and other appropriate measures.

In the event the transaction is not completed, the Company anticipates continuing normal operation of the real estate portfolio, while also considering and pursuing other strategic alternatives. While operating the portfolio, capital expenditures for interior improvements to existing buildings may be required as new tenants are obtained or existing leases extended. The Company would continue to finance its capital expenditures and general and administrative operations with internally generated funds, including rental receipts from the rental properties, and existing cash and investments. Eleven percent of the debt portfolio matures in July 1996 and would require renewal or refinancing as soon as possible if the transaction were not completed (based on current relationships with financial institutions and the competitive nature of the related real estate, Management anticipates the ability to renew/refinance such debt). Any need for additional financing in the future would depend on the strategic course of the Company.

Entering the Agreement to sell the real estate assets constitutes an event of default under several of the Company's debt agreements; however, through the date of this filing, none of the related financial institutions have called a formal default of any loans.



                                     PART II

                                OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

The Company was not involved in any material legal proceedings during the quarter ended May 31, 1996.

ITEM 2. CHANGES IN SECURITIES

No changes in the rights of the Company's securities occurred during the quarter ended May 31, 1996.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held March 22, 1996, at which time the shareholders reelected all six incumbent directors to serve for the subsequent year.


ITEM 5. OTHER INFORMATION

Not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)   EXHIBITS

        (27)   Financial Data Schedule

  (b)   REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the quarter ended May 31, 1996.




                                    SIGNATURE



Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.



MISSION WEST PROPERTIES
        Registrant



By: /s/ Katrina L. Thompson
    --------------------------------------------
        Katrina L. Thompson
        Chief Financial Officer & Secretary
        (Principal Financial and Accounting Officer)
        July 15, 1996