Form 10-Q
period 1996-08-31
MISSION WEST PROPERTIES/NEW/
filed 1996-10-15
CIK 704874

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                    ---------

                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the quarterly period ended August 31, 1996     Commission File Number 1-8383





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





The number of shares of the Registrant's common stock outstanding as of August 31, 1996 was 1,371,121.

                                     PART I

                              FINANCIAL INFORMATION



ITEM 1.   QUARTERLY FINANCIAL STATEMENTS

Following are three-month third quarter and nine-month year-to-date (as applicable) fiscal year 1996 consolidated financial statements (unaudited) and accompanying notes (unaudited).

                             MISSION WEST PROPERTIES
                           Consolidated Balance Sheets



                                                     (Unaudited)
                                                      August 31     November 30
                                                        1996           1995
                                                     -----------    -----------
                                     ASSETS

Cash and cash equivalents                            $ 1,880,000    $   566,000
Short-term investments, held-to-maturity               1,123,000      2,528,000

Real estate investments:
  Rental Properties, less accumulated depreciation
    of $10,080,000 in 1996 and $9,054,000 in 1995
    ($44,772,000 pledged in 1996 and $45,729,000
    in 1995)                                          46,154,000     47,136,000
  Unimproved land ($461,000 pledged in 1996 and
    1995)                                                461,000        461,000
                                                     -----------    -----------

                                                      46,615,000     47,597,000
  Less allowance for estimated losses                 (4,413,000)    (4,413,000)
                                                     -----------    -----------

    Net real estate investments                       42,202,000     43,184,000

Other assets, less allowances of $412,000 in 1996
  and $541,000 in 1995 and accumulated depreciation
  of $319,000 in 1996 and $312,000 in 1995             1,168,000      1,292,000
                                                     -----------    -----------

                                                     $46,373,000    $47,570,000
                                                     -----------    -----------
                                                     -----------    -----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable                                        $30,982,000    $31,967,000
Accounts payable and accrued expenses                  1,181,000      1,466,000
                                                     -----------    -----------

    Total liabilities                                 32,163,000     33,433,000
                                                     -----------    -----------

Shareholders' equity:
  Common stock, no par value, 10,000,000 shares
    authorized; 1,371,121 shares issued and
    outstanding (1,368,721 in 1995)                   19,456,000     19,446,000
  Accumulated deficit                                 (5,246,000)    (5,309,000)
                                                     -----------    -----------

    Total shareholders' equity                        14,210,000     14,137,000
                                                     -----------    -----------

                                                     $46,373,000    $47,570,000
                                                     -----------    -----------
                                                     -----------    -----------


          See accompanying notes to consolidated financial statements.

                             MISSION WEST PROPERTIES
                Consolidated Statements of Operations (Unaudited)

                                                     Three Months Ended            Nine Months Ended
                                                  -------------------------     -------------------------
                                                  August 31      August 31      August 31      August 31
                                                     1996           1995           1996           1995
                                                  ----------     ----------     ----------     ----------
REVENUES:
   Rental revenues from real estate               $1,749,000     $1,801,000     $5,342,000     $5,320,000
   Sales of real estate                               27,000         28,000         86,000        125,000
   Other, including interest                          91,000         96,000        237,000        282,000
                                                  ----------     ----------     ----------     ----------

                                                   1,867,000      1,925,000      5,665,000      5,727,000
                                                  ----------     ----------     ----------     ----------

EXPENSES:
   Operating expenses of real estate                 434,000        662,000      1,224,000      1,448,000
   Depreciation of real estate                       342,000        334,000      1,026,000      1,011,000
   General and administrative                        482,000        231,000        987,000        701,000
   Interest                                          754,000        876,000      2,319,000      2,663,000
                                                  ----------     ----------     ----------     ----------

                                                   2,012,000      2,103,000      5,556,000      5,823,000
                                                  ----------     ----------     ----------     ----------

Income (loss) before income taxes                   (145,000)      (178,000)       109,000        (96,000)
Provision for (benefit from) income taxes            (56,000)       (70,000)        46,000        (40,000)
                                                  ----------     ----------     ----------     ----------

NET INCOME (LOSS)                                 $  (89,000)    $ (108,000)    $   63,000     $  (56,000)
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------

NET INCOME (LOSS) PER SHARE                          $ (0.06)       $ (0.08)       $  0.05        $ (0.04)
                                                     -------        -------        -------        -------
                                                     -------        -------        -------        -------

          See accompanying notes to consolidated financial statements.

                             MISSION WEST PROPERTIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                                          Nine Months Ended
                                                                     --------------------------
                                                                      August 31      August 31
                                                                         1996           1995
                                                                     -----------    -----------
Cash flows from operating activities:
  Net income (loss)                                                  $    63,000    $   (56,000)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation                                                     1,033,000      1,016,000
      Changes in assets and liabilities:
        Increase in net real estate investments                          (44,000)      (229,000)
        Decrease (increase) in other assets                              117,000       (287,000)
        Decrease in accounts payable and accrued expenses               (285,000)      (330,000)
                                                                     -----------    -----------

  Net cash provided by operating activities                              884,000        114,000
                                                                     -----------    -----------

Cash flows from investing activities:
  Net redemptions of short-term investments                            1,405,000        565,000
                                                                     -----------    -----------

Cash flows from financing activities:
  Repayments on notes payable                                           (985,000)    (1,405,000)
  Proceeds from stock options exercised                                   10,000          -
                                                                     -----------    -----------

  Net cash used for financing activities                                (975,000)    (1,405,000)
                                                                     -----------    -----------

Net increase (decrease) in cash and cash equivalents                   1,314,000       (726,000)

Cash and cash equivalents at beginning of period                         566,000      2,192,000
                                                                     -----------    -----------

Cash and cash equivalents at end of period                           $ 1,880,000    $ 1,466,000
                                                                     -----------    -----------
                                                                     -----------    -----------


          See accompanying notes to consolidated financial statements.

                             MISSION WEST PROPERTIES
             Notes to Consolidated Financial Statements (Unaudited)
                                 August 31, 1996



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


NOTE 2 -- CASH FLOW INFORMATION

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, money market funds, certificates of deposit, and obligations of the U.S. Treasury with an original maturity of 90 days or less. Short-term investments consist of certificates of deposit and obligations of the U.S. Treasury with an original maturity exceeding 90 days. Cash paid during the nine months ended August 31 for interest was $2,400,000 in 1996 and $2,656,000 in 1995. Cash paid for income taxes during the nine-month periods was $38,000 in 1996 and $236,000 in 1995.


NOTE 3 -- NOTES PAYABLE

Notes payable comprise the following:
                                                      August 31     November 30
                                                        1996           1995
                                                     -----------    -----------
  Secured notes payable to banks, due 1998 through   $29,565,000    $30,218,000
    2001, interest rates ranging from 9% (fixed)
    to 9.75% (prime plus 1.5%), principal and
    interest due in monthly installments of
    $283,000, balance of principal due at maturity
  Unsecured note payable to bank, due July 1996,           -            250,000
    interest rate of 9.75% prime plus 1.5%),
    interest only due monthly, principal due
    at maturity
  Secured note payable to insurance company,
    due 1997, interest rate of 10%, principal and
    interest due in monthly installments of $21,000    1,417,000      1,499,000
                                                     -----------    -----------

                                                     $30,982,000    $31,967,000
                                                     -----------    -----------
                                                     -----------    -----------

A secured loan that matured July 10, 1996 was renewed in due course during the third quarter. The $250,000 unsecured note was paid in full during the third quarter of 1996, upon maturity.

NOTE 4 -- NET INCOME (LOSS) PER SHARE

Net income (loss) per share is based on 1,371,121 and 1,368,721 shares for the quarter ended August 31, and 1,370,336 and 1,401,203 for the nine months ended August 31, the weighted average number of shares outstanding during the periods presented for fiscal years 1996 and 1995, respectively. The effect of stock options is not significant and such effect is not reflected in the per share computations.


NOTE 5 -- PENDING SALE OF REAL ESTATE ASSETS

On July 1, 1996, the Company entered into a definitive agreement to sell all its real estate assets to DMB/SVP California Investments, LLC ("DMB/SVP") for $42,000,000 cash. As allowed under provisions of the agreement, the transaction was amended effective August 20, 1996 to exclude one property; the sales price was correspondingly reduced to $38,500,000 and a special meeting of shareholders to vote on the proposed transaction was rescheduled to October 15, 1996 (with an anticipated closing date of October 24, 1996 if the sale is approved by shareholders).

The Company will satisfy the indebtedness related to the assets being sold from proceeds of the sale. The transaction will be accounted for as a sale of assets upon completion. Estimated transaction costs approximating $250,000 were recorded through August 31, 1996. An estimated loss on sale of the assets, if any, and the related selling costs will be determined and recorded upon closing.

As the Company continues to perform under the terms of the agreement with DMB/SVP, the Company has also received third party expressions of interest in purchasing its real estate portfolio. Under the terms of the agreement with DMB/SVP, if the Company were to receive an offer to purchase its portfolio that the Board of Directors determined was superior to the DMB/SVP transaction, the Company is entitled to issue a "fiduciary out" notice to DMB/SVP to terminate that transaction and proceed with the superior transaction. In certain circumstances a termination fee of $2,000,000 would be due DMB/SVP if the Company were to exercise its fiduciary out rights.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

THIRD QUARTER FISCAL 1996 COMPARED TO THIRD QUARTER FISCAL 1995

Compared to the third quarter of fiscal 1995, the Company's rental revenues from real estate decreased $52,000, or three percent, in 1996; the related operating expenses of real estate decreased $228,000, or 34 percent. The decrease in rental revenue primarily resulted from a decrease in occupancy (85 percent average occupancy during third quarter fiscal 1996 compared to 88 percent in fiscal 1995). The decrease in operating expenses primarily resulted from a $185,000 decrease in building repairs/reconditioning, a $45,000 decrease in property taxes (successful assessment appeals in Arizona), and a $32,000 decrease in bad debt expense.

General and administrative expenses for the third fiscal quarter increased $251,000 between 1995 and 1996, primarily due to recording transaction costs related to the pending sale of real estate assets to DMB/SVP California Investments, LLC (see "Liquidity and Capital Resources" below).

Interest expense decreased $122,000 between the third quarter of fiscal 1995 and the third quarter of fiscal 1996 as a result of a reduction in outstanding notes payable ($30,982,000 outstanding at August 31, 1996 compared to $32,977,000 at August 31, 1995) and decreases in the Company's aggregate borrowing rate (9.03 percent during the third quarter of fiscal 1996 compared to 10.19 percent during the third quarter of fiscal 1995).

FIRST NINE MONTHS FISCAL 1996 COMPARED TO FIRST NINE MONTHS FISCAL 1995

During the nine months ended August 31, 1996, compared to 1995, rental revenues from real estate increased $22,000 and the related operating expenses of real estate decreased $224,000, or 15 percent. Compared to fiscal 1995, increases in rental revenue due to higher rental rates for the first six months of fiscal 1996 were offset by a decrease in occupancy during the third quarter of 1996; thus, no significant changes in rental revenue for the nine-month periods occurred between years. The decrease in operating expenses was a result of the factors discussed in the third quarter results of operations above (primarily a decrease in building repairs/reconditioning).

Year-to-date general and administrative expenses are $286,000 higher in fiscal 1996 than 1995, primarily due to transaction costs related to the pending sale of real estate assets.

Interest expense is $344,000 lower in 1996 than 1995, the result of factors previously detailed in the third quarter results of operations discussion above.


CHANGES IN FINANCIAL POSITION:

AUGUST 31, 1996 COMPARED TO NOVEMBER 30, 1995

During the first nine months of fiscal 1996, cash and investments decreased a net $91,000. Contributing to the decrease was a $250,000 payoff of an unsecured loan upon maturity, payment of $206,000 in loans fees upon renewal of other maturing loans, and payment of approximately $155,000 in transaction costs related to the pending sale of real estate assets (see "Liquidity and Capital Resources" below). These decreases in funds were offset by increases that included a $118,000 bankruptcy settlement receipt (former tenant) and normal cash inflow from operations. Normal debt service (principal and interest payments) continued during the first nine months of fiscal 1996. The secured note payable that matured July 10, 1996 was renewed with terms virtually unchanged from those of the previous loan.

Other assets decreased a net $124,000 during the first nine months of fiscal 1996 due to the bankruptcy settlement receipt and various other collections on accounts receivable, and due to normal activity of prepaid expenses (amortization offset by annual payments). Accounts payable and accrued expenses decreased $285,000, or 19 percent, during the nine months primarily as a result of the timing of payments for property taxes, legal and audit fees, and payroll.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


LIQUIDITY AND CAPITAL RESOURCES:

On July 1, 1996, the Company entered into a definitive agreement to sell all its real estate assets to DMB/SVP California Investments, LLC for $42,000,000 cash. The purchaser was granted a certain amount of time to conduct a due diligence review, which has been completed. As allowed under provisions of the agreement, the transaction was amended effective August 20, 1996 to exclude one property, the Company's leasehold operations at McClellan-Palomar Airport, from the sale. The sales price was correspondingly reduced to $38,500,000 and a special meeting of shareholders to vote on the proposed transaction was rescheduled to October 15, 1996 (with an anticipated closing date of October 24, 1996 if the sale is approved by shareholders).

Upon completion of the proposed sale, the Company will satisfy the indebtedness related to the assets being sold from proceeds of the sale. Entering the agreement to sell the real estate assets constituted an event of default under several of the Company's debt agreements; however, through the date of this filing, none of the related financial institutions have called a formal default of any loans. The sale transaction will be accounted for as a sale of assets upon completion. Estimated transaction costs approximating $250,000 were recorded through August 31, 1996. An estimated loss on sale of the assets, if any, and the related selling costs will be determined and recorded upon closing.

If this proposed transaction is approved by the Company's shareholders and completed, the Company is expected to have net realizable assets of approximately $12,500,000, consisting of cash and cash equivalents and a leasehold interest in the airport operating property. Upon completion of the transaction, the Company intends to consider making a substantial distribution to shareholders; the Company will then review available strategic alternatives, which may include business or asset acquisitions or a sale of the remaining real estate asset and/or the Company. Concurrent with these activities, a review of general and administrative expenses would be made; it is likely that these expenses would be significantly reduced through staffing reductions and other appropriate measures.

As the Company and the purchaser continue to perform under the terms of the DMB/SVP agreement, the Company has received third party expressions of interest in purchasing its real estate portfolio. Under the terms of the agreement with DMB/SVP, if the Company were to receive an offer to purchase its portfolio that the Board of Directors determined was superior to the DMB/SVP transaction, the Company is entitled to issue a "fiduciary out" notice to DMB/SVP to terminate that transaction and proceed with the superior transaction. In certain circumstances a termination fee of $2,000,000 would be due DMB/SVP if the Company were to exercise its fiduciary out rights.

Aside from the proposed sale transaction, during the first nine months of fiscal 1996, the Company's financial condition and operations remained stable. Cash and investment balances decreased minimally while notes payable continued to be amortized monthly and a $250,000 payoff of an unsecured loan was made. Forty percent of the debt portfolio was renewed during the second and third quarters, upon normal loan maturity dates, on terms comparable to those previously in place. The rental properties continued to generate sufficient rental revenue to cover real estate operating expenses and interest and they generated cash, after normal debt service (interest and principal amortization). The rental properties currently are, in aggregate, 85 percent leased.

In the event a sale of the real estate assets is not completed, the Company anticipates continuing normal operation of the real estate portfolio, while also considering and pursuing other strategic alternatives. While operating the portfolio, capital expenditures for interior improvements to existing buildings may be required as new tenants are obtained or existing leases extended. The Company would continue to finance its capital expenditures and general and administrative operations with internally generated funds, including rental receipts from the rental properties, and existing cash and investments.

                                     PART II

                                OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

The Company was not involved in any material legal proceedings during the quarter ended August 31, 1996.


ITEM 2.   CHANGES IN SECURITIES

No changes in the rights of the Company's securities occurred during the quarter ended August 31, 1996.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter were submitted to a vote of security holders during the quarter ended August 31, 1996.


ITEM 5.   OTHER INFORMATION

Not applicable.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          (27)   Financial Data Schedule

     (b)  REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the quarter ended August 31, 1996.

                                    SIGNATURE



Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.



MISSION WEST PROPERTIES
-----------------------
     Registrant





By:  /s/Katrina L. Thompson
     -------------------------------------------------
          Katrina L. Thompson
          Chief Financial Officer & Secretary
          (Principal Financial and Accounting Officer)
          October 11, 1996