Form 10-K405
period 1996-11-30
MISSION WEST PROPERTIES/NEW/
filed 1997-02-28
CIK 704874

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   -----------

                                    FORM 10-K


/X/ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended November 30, 1996, or

/ / Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________


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

          Title of Class                           Exchanges on Which Registered
------------------------------------               -----------------------------
Shares of common stock, no par value                  American Stock Exchange
                                                      Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                             Yes /X/    No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to the
Form 10-K.                                                                   /x/

The aggregate market value of voting stock held by nonaffiliates of the Registrant was $5,183,000 as of February 19, 1997.

The number of shares of the Registrant's common stock outstanding as of February 19, 1997, was 1,533,121.

Portions of Part III are incorporated by reference to the Registrant's definitive Proxy Statement for the 1997 annual meeting of shareholders.

                                     PART I


ITEM 1.  BUSINESS

GENERAL:

Mission West Properties (the "Company"), with corporate offices located in San Diego, California, is a California corporation that has been engaged in developing, owning, operating, and selling income-producing commercial real estate. Since completing its most recent development projects in 1991, the Company has been involved principally in owning and operating real estate projects.

The Company was formed in 1969 as Palomar Mortgage Investors, a California business trust. It operated as a real estate investment trust ("REIT") (as defined by the Internal Revenue Code), investing primarily in short- and intermediate-term construction and development loans secured by first trust deeds on real property. In 1974, the Company terminated new loan activity except to facilitate the sale of property acquired from borrowers through foreclosure or by deed in lieu of foreclosure and, in 1975, changed its name to Mission Investment Trust. In 1979, the Company terminated its status as a REIT and began to develop and market properties it owned. Since then, the Company has acquired, developed, and sold properties in southern California and Arizona in accordance with its business strategy. In 1982 the Company incorporated under its present name.

SALE OF REAL ESTATE PORTFOLIO:

In July 1996 the Company entered into an agreement to sell all its real estate assets; this agreement was subsequently terminated and replaced, and the subsequent agreement was also terminated and replaced. On December 6, 1996, the Company entered into an agreement to sell all the real estate assets to Spieker Properties, L.P. ("Spieker"), a California limited partnership, for $50,500,000 in cash, subject to certain conditions customary in a transaction of this type. A special shareholder meeting was held December 16, 1996, at which time the Company's shareholders approved the sale of the real estate assets to Spieker.

A majority of the sale transaction was completed January 22, 1997, at which time eight of the Company's ten operating properties and a vacant land parcel were sold (also see Note 2 to the consolidated financial statements). The remaining two operating properties are anticipated to be sold within 120 days after January 22, 1997. The properties sold consisted of occupied office, light industrial, and R&D buildings in San Diego and Riverside counties, California, and occupied industrial buildings and vacant land in Chandler, Arizona. The two remaining properties consist of leaseholds, together with hangar and office buildings thereon, comprising approximately 25 percent of the land at Palomar-McClellan Airport in San Diego county.

Upon completion of sale of the eight properties and land, the Company received $47,500,000 in cash, from which it repaid all debt encumbering the properties and paid a majority of the related transaction and closing costs, including $3,000,000 in "break-up" fees from the terminated sales transactions. In accordance with the sales agreement, $300,000 was withheld from the proceeds to allow for satisfaction of any post-closing breaches of representations and warranties made by the Seller. If no such breaches occur, the $300,000 will be released to the Company after 90 days. Also in accordance with the sales agreement, upon completion of sale of the two leasehold properties, the Company will receive $3,000,000 in cash, subject to an additional $300,000 representation and warranty holdback (for 90 days), from which it will pay related transaction costs.

On February 4, 1997, the Company declared that a special dividend of $9.00 per share would be paid on February 27, 1997 to all shareholders of record as of February 19, 1997. This dividend represents the currently available portion of the proceeds from the sale of the real estate assets. The significance of the sale of assets and the subsequent payment of dividend to shareholders is that only nominal assets will remain in the Company and, therefore, the resulting corporate entity has virtually no revenue-generating or cash-generating capabilities. The Board of Directors and management currently are reviewing available strategic alternatives for the remaining corporate entity. These alternatives include a possible business or asset acquisition or combination, a sale of the corporate entity, or outright liquidation.

There is no relationship between the Company and Spieker.

WHOLLY OWNED SUBSIDIARIES:

The Company has two wholly owned subsidiaries, MIT Realty, Inc. and Mission West Executive Aircraft Center, Inc. ("MWEAC"). MIT Realty, Inc. is an inactive entity; it has no signed contracts or commitments. MWEAC is an active subsidiary that owns and operates office buildings and aircraft hangars as part of a fixed-base operations center at the McClellan-Palomar Airport; management of this facility is provided by an independent contractor and the results of the operations of this subsidiary are included in the consolidated financial statements of the Company.

EMPLOYEES:

The Company had seven full-time employees as of November 30, 1996.

REAL ESTATE INVESTMENTS AND MARKETING:

At November 30, 1996, the Company had investments in ten real estate projects and one undeveloped parcel of land totaling $41,872,000, net of accumulated depreciation and allowance for estimated losses. The Company completed its most recent development projects in 1991 and, since that time, has principally focused on managing its real estate portfolio. Because the Company's property portfolio contained what management believed to be high-quality projects located in desirable markets, the Company historically had been successful in both leasing projects and effecting sales from time to time. Subsequent to November 30, 1996, the Company sold a majority of its real estate properties (see Part I -- Item 1 "Business -- Sale of Real Estate Portfolio" above). The Company's properties were substantially leased, with an average portfolio occupancy of 86 percent in fiscal year 1996, and had an aggregate positive cash flow.

GOVERNMENT REGULATIONS/ENVIRONMENTAL ISSUES:

The Company's rental properties were subject to various federal, state, and local regulations such as those addressed by the American Disabilities Act and local building codes. The Company believes that the properties were in substantial compliance with all applicable regulatory requirements through the date of sale (see Part I -- Item 1 "Business -- Sale of Real Estate Portfolio" above) and, therefore, no material costs are anticipated to correct noncompliance.


ITEM 2.  PROPERTIES

The Company had developed or acquired commercial properties located in southern California and Arizona. Each property was selected for its perceived potential to contribute value to the Company's real estate portfolio and ability to generate profit, typically upon sale. In the pursuit of enhancing property values and profits, the Company committed to a regular maintenance program and to providing superior property management services to its tenants.

During the year ended November 30, 1996, the Company's operating property portfolio was, on average, 86 percent leased. The rental rate for leases, exclusive of airport hangar space, in effect during the year ranged from $0.31 to $1.99 per square foot, net of concessions. The Company has negotiated each lease separately; typically, office building and airport lease rates are full-service, net of utilities, and industrial rates are triple net or modified gross. A majority of the leases contain provisions for annual cost-of-living or percentage increases. Lease terms average from one to five years, ranging up to ten years, with a few month-to-month tenancies. Cash flows from a property may vary from year to year depending on tenant turnover. Upon lease maturity, expenditures such as lease commissions, leasehold improvements, and suite refurbishments may occur.

The Company's real estate investments as of November 30, 1996, were as follows (sale of all properties except the two Airport Projects was completed January 22, 1997; see Part I -- Item 1 "Business -- Sale of Real Estate Portfolio" above):


                                                                   YEAR                FISCAL 1996   NUMBER OF
                                        NUMBER OF    AMOUNT    CONSTRUCTED/              AVERAGE     TENANTS AT
       DESCRIPTION AND LOCATION         BUILDINGS   INVESTED     ACQUIRED     SQ. FT.   OCCUPANCY     11/30/96
       ------------------------         ---------   --------   -----------    -------   ---------    ---------
 OFFICE PROJECTS:
   Two-story, Carlsbad, CA                  2      $7,667,000      1988        80,540      65%           8
   Three-story, San Diego, CA               1       7,680,000      1989        75,711      86%           16
   Two-story, Carlsbad, CA                  1       5,575,000      1991        52,696      100%          7
   Two-story, San Diego, CA                 1       4,120,000      1989        45,097      42%           4

 INDUSTRIAL/R&D PROJECTS:
   Manufacturing, Riverside, CA             1       5,944,000      1991       161,588      100%          1
   R&D, San Diego, CA                       4       6,340,000      1984        87,409      66%           8
   R&D, San Diego, CA                       4       6,652,000      1990        72,320      96%           7
   Light industrial, Chandler, AZ           2       3,750,000      1986        65,630      97%           16
   Industrial, Carlsbad, CA                 3       3,593,000      1991        44,574      96%           17

 AIRPORT PROJECTS:
   Hangar/office bldg., Carlsbad, CA        1       1,812,000      1990        43,116      78%           11
   Hangars/office bldg., Carlsbad, CA       3       3,113,000      1990        90,155      92%           54

 UNDEVELOPED LAND:
   Chandler, AZ                            N/A        461,000      1985          N/A       N/A          N/A



ITEM 3.  LEGAL PROCEEDINGS

The Company is party to certain legal proceedings in its ordinary course of business.

A civil action for an unspecified amount of damages relating to environmental contamination was filed in May 1995 by residents in Kennedy Heights and certain nearby residential developments located in the greater Houston, Texas, area. The suit was filed in the 281st District Court of Harris County in Houston, Texas. The Company and 50 other parties were named as defendants. The Company was dismissed from the action without prejudice in December 1995 and agreed at that time to a tolling of the statute of limitations through December 11, 1997.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the quarter ended November 30, 1996. A proposal for sale of all the Company's real estate assets was put to a vote of security holders on December 16, 1996 (see
Part I -- Item 1 "Business -- Sale of Real Estate Portfolio" above); the sale was approved by approximately 88 percent.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S SHARES OF COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Common Stock of the Company is traded on the American and Pacific Stock Exchanges under the symbol MSW. The following are the high and low sales prices, by quarter, of the Registrant's shares for the two most recent fiscal years.

                                1996                  1995
                          ----------------       ------------------
                           High       Low        High         Low
                          ------     -----       -----       ------

          1st Quarter     5 3/8      4 5/8       7 1/4       5 1/4
          2nd Quarter       7        4 5/8       5 3/4       5 1/4
          3rd Quarter     8 1/4      6 1/4       5 5/8       4 7/8
          4th Quarter     9 3/4      7 1/8       5 1/2         5


As of February 19, 1997, the approximate number of holders of record of the Company's stock was 475. The Company paid no dividends during fiscal 1996 or 1995. Certain banks, through their debt agreements, had restricted the Company from paying cash dividends to shareholders; these notes payable were repaid in full upon completion of the sale of real estate in January 1997. On February 4, 1997, the Company declared a special dividend of $9.00 per share to be paid February 27, 1997 (see Part I -- Item 1 "Business -- Sale of Real Estate Portfolio" above).


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

Selected consolidated financial data is derived from the audited financial statements and notes thereto (see Part II -- Item 8 "Consolidated Financial Statements and Supplementary Data" below) and is as follows (in thousands, except per share data):


                                                            Years Ended November 30
                                      -------------------------------------------------------------------
                                       1996           1995           1994           1993           1992
                                      -------        -------        -------        -------        -------
Results of Operations:
  Revenues                            $ 7,526        $ 7,926        $ 9,297        $ 7,142        $ 7,297
  Net Income (Loss)                        35             52         (1,943)        (1,065)          (824)
  Net Income (Loss) per Share            0.02           0.04          (1.32)         (0.73)         (0.56)

Financial Condition:
  Total Assets                        $46,324        $47,570        $50,963        $56,236        $59,731
  Notes Payable                        30,753         31,967         34,382         35,938         38,229
  Shareholders' Equity per Share        10.34          10.33          10.02          11.27          12.04
  Cash Dividends Declared per Share      0.00           0.00           0.00           0.05           0.35
  Average Shares Outstanding            1,458          1,393          1,469          1,469          1,469


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL 1996 COMPARED WITH FISCAL 1995:

During fiscal year 1996, the Company continued to focus operating efforts on managing its real estate portfolio of ten operating projects; no properties were sold and no development occurred during the year. In addition to managing the portfolio, the Company entered into an agreement to sell the portfolio in July 1996. This agreement was subsequently replaced, with a majority of the real estate being sold in January 1997 (see Part I -- Item 1 "Business -- Sale of Real Estate Portfolio" above).

During 1996 occupancy levels remained fairly stable, averaging 86 percent for the portfolio, compared to 87 percent in fiscal 1995. Compared to fiscal 1995, the Company's rental revenues from real estate decreased $81,000, or one percent, in 1996; the related operating expenses of real estate decreased $140,000, or eight percent. The decrease in rental revenue primarily resulted from the decrease in occupancy. The net decrease in operating expenses resulted from decreases in building repairs/reconditioning and property taxes that were offset by general increases in operating costs.

Sales of real estate decreased $287,000 between years, primarily the result of an unimproved parcel of land sold in 1995. The related costs of real estate sold in fiscal 1995 consist primarily of the land sale, while 1996 costs primarily consist of expenses associated with the agreements to sell the entire portfolio that were not consummated (costs associated with the sale completed in January 1997 will be recorded as a cost of sale at that time).

Interest expense decreased $390,000 between years as a result of decreases in outstanding notes payable and in prime lending rates (prime rates averaged 8.3 percent during fiscal 1996 compared to 8.8 percent during fiscal 1995).

FISCAL 1995 COMPARED WITH FISCAL 1994:

During fiscal year 1995, the Company did not engage in development activity and sold no rental properties; the Company sold one parcel of undeveloped land. The Company continued to focus operating efforts on managing its real estate portfolio of ten operating projects. During 1995 occupancy levels averaged 87 percent for the portfolio, compared to 84 percent in fiscal 1994. A $5,200,000 adjustment recorded in fiscal 1994 affected results of operations for fiscal 1995 in numerous areas, as discussed below.

Compared to fiscal 1994, the Company's rental revenues from real estate increased $509,000, or eight percent, in 1995; the related operating expenses of real estate decreased $208,000, or ten percent. The increase in rental revenue primarily resulted from effects of a $5,200,000 adjustment recorded during the fourth quarter of fiscal 1994 to real estate investments and other assets (reduced amortization of certain charges against rental revenue in 1995). The net decrease in operating expenses resulted from several factors. Increases in building repairs/reconditioning (successful leasing activity) and property taxes in Arizona were offset by decreases in bad debt expense (including $115,000 in recovery of prior bad debts), lease commission amortization (additional effect of the 1994 adjustment), refunds of prior year property taxes (successful assessment appeals), and general cost containment. Depreciation of real estate decreased $120,000 between years due to effects of the 1994 adjustment.

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

As discussed in Note 4 to the Consolidated Financial Statements, the Company adopted SFAS No. 109 effective December 1, 1993. This required change in accounting for income taxes resulted in a $440,000 cumulative effect, directly contributing net income for fiscal 1994 that was not repeated in fiscal 1995.


CHANGES IN FINANCIAL POSITION

NOVEMBER 30, 1996 COMPARED WITH NOVEMBER 30, 1995:



During fiscal year 1996, the Company's cash and investments position increased a net $17,000. Cash inflow from operations was offset by scheduled debt amortizations of $964,000, a $250,000 payoff of note payable upon maturity, normal interest expense, lease commissions payments, and payment of certain costs related to the portfolio sale. The $1,312,000 decrease in real estate investments during fiscal 1996 resulted primarily from normal depreciation.

During fiscal 1996, the Company negotiated renewals of 40 percent of its debt portfolio, extending maturities until 2001. One unsecured loan in the amount of $250,000 was paid in full during 1996 upon its maturity.


LIQUIDITY AND CAPITAL RESOURCES

As discussed in Part I -- Item 1 "Business -- Sale of Real Estate Portfolio" above and in Note 2 "Subsequent Event -- Sale of Real Estate Investments" to the consolidated financial statements below, the Company entered into an agreement to sell its entire real estate portfolio and a majority of that sale was completed in January 1997. Additionally, a special dividend to shareholders of $9.00 per share was declared in February 1997; this dividend represented the currently available portion of the net proceeds from the sale of the assets. Sale of the remainder of the portfolio is scheduled to be completed within 120 days after January 22, 1997 and payment of an additional special dividend to shareholders will be considered at that time.

The significance of the sale of assets and the subsequent payment of dividend(s) to shareholders is that only nominal assets will remain in the Company and, therefore, the resulting corporate entity has virtually no revenue-generating or cash-generating capabilities. The Board of Directors and management currently are reviewing available strategic alternatives for the remaining corporate entity. These alternatives include a possible business or asset acquisition or combination, a sale of the corporate entity, or outright liquidation.

Upon the January 1997 sale, reductions in general and administrative ("G&A") expenses of approximately $10,000 per month were made. Other G&A expenses of approximately $78,000 per month will continue until the remainder of the real estate is sold and until the future course of the Company is determined. These two items are anticipated to be achieved by the third quarter of fiscal 1997. Funding of future G&A expenses and any other items that arise will occur from current cash on hand.

IMPACT OF RECESSION ON OPERATIONS

Due to the sale of essentially all the Company's assets (see Part I -- Item 1 "Business -- Sale of Real Estate Portfolio" above), an impact from recession on the Company's operations or financial condition is not considered likely.

IMPACT OF INFLATION AND CHANGING PRICES ON OPERATIONS

Due to the sale of essentially all the Company's assets (see Part I -- Item 1 "Business -- Sale of Real Estate Portfolio" above), an impact from inflation or changing prices on the Company's operations or financial condition is not considered likely.


ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES:            Page
                                                                            ----

   Report of Independent Accountants                                           8
   Consolidated Balance Sheets (including Pro Forma Balance Sheet)             9
   Consolidated Statements of Operations                                      10
   Consolidated Statements of Cash Flows                                      11
   Consolidated Statements of Shareholders' Equity                            12
   Notes to Consolidated Financial Statements                            13 - 17

   Schedule XI -- Real Estate and Accumulated Depreciation                    18

   (All other schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.)


                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Shareholders of Mission West Properties

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Mission West Properties and its subsidiaries (the "Company") at November 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

On January 22, 1997, the Company sold a majority of its real estate assets pursuant to an agreement, as more fully described in Note 2 to the consolidated financial statements. The pro forma balance sheet reflects the effect of this sale on the Company's financial condition at November 30, 1996, had the sale occurred at that date.

As discussed in Note 4, during fiscal year 1994 the Company changed its method of accounting for income taxes.



PRICE WATERHOUSE LLP
San Diego, California
February 11, 1997


                                                       MISSION WEST PROPERTIES
                                                     Consolidated Balance Sheets
                                                           At November 30


                                                                     PRO FORMA
ASSETS:                                                               (NOTE 2)         1996           1995
                                                                    -------------  -------------  -------------
Cash and cash equivalents                                           $  2,390,000   $  3,111,000   $    566,000
Short-term investments, held-to-maturity                                   -              -          2,528,000

Real estate investments (held-for-sale):
 Rental properties, less accumulated depreciation                      3,726,000     45,824,000     47,136,000
   of $10,422,000 in 1996 and $9,054,000 in 1995
   ($44,455,000 pledged in 1996; $45,729,000 in 1995)
 Unimproved land ($461,000 pledged in 1996 and 1995)                       -            461,000        461,000
                                                                    -------------  -------------  -------------

                                                                       3,726,000     46,285,000     47,597,000
 Less allowance for estimated losses                                    (654,000)    (4,413,000)    (4,413,000)
                                                                    -------------  -------------  -------------

    Net real estate investments                                        3,072,000     41,872,000     43,184,000

Other assets, less allowances of $360,000 in 1996 and
 $541,000 in 1995 and accumulated depreciation of
 $321,000 in 1996 and $312,000 in 1995                                   585,000      1,341,000      1,292,000
                                                                    -------------  -------------  -------------

                                                                    $  6,047,000   $ 46,324,000   $ 47,570,000
                                                                    -------------  -------------  -------------
                                                                    -------------  -------------  -------------


LIABILITIES AND SHAREHOLDERS' EQUITY:

Notes payable                                                       $      -       $ 30,753,000   $ 31,967,000
Accounts payable and accrued expenses                                  2,315,000      1,389,000      1,466,000
                                                                    -------------  -------------  -------------

    Total liabilities                                                  2,315,000     32,142,000     33,433,000
                                                                    -------------  -------------  -------------

Commitments and contingencies (Note 7)
Shareholders' equity:
 Common stock, no par value, 10,000,000 shares
   authorized, 1,371,121 shares issued and outstanding
   (1,368,721 in 1995)                                                20,215,000     19,456,000     19,446,000
 Accumulated deficit                                                 (16,483,000)    (5,274,000)    (5,309,000)
                                                                    -------------  -------------  -------------

    Total shareholders' equity                                         3,732,000     14,182,000     14,137,000
                                                                    -------------  -------------  -------------

                                                                    $  6,047,000   $ 46,324,000   $ 47,570,000
                                                                    -------------  -------------  -------------
                                                                    -------------  -------------  -------------



                    See accompanying notes to consolidated financial statements.


                                             MISSION WEST PROPERTIES
                                        Consolidated Statements of Operations
                                       (Discontinued Operations -- See Note 2)
                                               Years Ended November 30



                                                                               1996           1995           1994
                                                                          -----------    -----------    -----------
REVENUES:
  Rental revenues from real estate                                        $ 7,065,000    $ 7,146,000    $ 6,637,000
  Sales of real estate                                                        113,000        400,000      2,096,000
  Other, including interest                                                   348,000        380,000        564,000
                                                                          -----------    -----------    -----------
                                                                            7,526,000      7,926,000      9,297,000
                                                                          -----------    -----------    -----------


EXPENSES:
  Operating expenses of real estate                                         1,643,000      1,783,000      1,991,000
  Depreciation of real estate                                               1,369,000      1,352,000      1,472,000
  Costs of real estate sold                                                   419,000        324,000        229,000
  Provision for estimated losses on real estate                                 -              -          5,200,000
  General and administrative                                                  991,000        945,000      1,200,000
  Interest                                                                  3,045,000      3,435,000      3,088,000
                                                                          -----------    -----------    -----------

                                                                            7,467,000      7,839,000     13,180,000
                                                                          -----------    -----------    -----------
Income (loss) before income taxes and cumulative effect of
  change in accounting                                                         59,000         87,000     (3,883,000)
Provision for (benefit from) income taxes                                      24,000         35,000     (1,500,000)
                                                                          -----------    -----------    -----------

Income (loss) before cumulative effect of change in accounting                 35,000         52,000     (2,383,000)
Cumulative effect of change in accounting for income taxes                      -              -            440,000
                                                                          -----------    -----------    -----------

NET INCOME (LOSS)                                                        $     35,000   $     52,000    $(1,943,000)
                                                                          -----------    -----------    -----------
                                                                          -----------    -----------    -----------



PER SHARE:
  Income (loss) before cumulative effect of change in accounting               $ 0.02         $ 0.04         $(1.62)
  Cumulative effect of change in accounting for income taxes                      -              -             0.30
                                                                          -----------    -----------    -----------

  Net income (loss) per share                                                  $ 0.02         $ 0.04         $(1.32)
                                                                          -----------    -----------    -----------
                                                                          -----------    -----------    -----------













                    See accompanying notes to consolidated financial statements.


                                             MISSION WEST PROPERTIES
                                     Consolidated Statements of Cash Flows
                                             Years Ended November 30



                                                                              1996           1995           1994
                                                                          -----------    -----------    -----------
Cash flows from operating activities:
  Net income (loss)                                                       $    35,000    $    52,000    $(1,943,000)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Provision for estimated losses on real estate                             -              -          5,200,000
      Depreciation                                                          1,379,000      1,360,000      1,479,000
      Cumulative effect of change in accounting for income
        taxes                                                                   -              -           (440,000)
      Deferred income taxes                                                    35,000        102,000     (1,784,000)
      Compensation expense of stock options                                     -              -             82,000
      Changes in assets and liabilities:
        Decrease (increase) in net real estate investments                    (57,000)        28,000       (673,000)
        Decrease (increase) in other assets                                   (94,000)      (549,000)       361,000
        Increase (decrease) in accounts payable and accrued
         expenses                                                             (77,000)      (395,000)       168,000
                                                                          -----------    -----------    -----------

  Net cash provided by operating activities                                 1,221,000        598,000      2,450,000
                                                                          -----------    -----------    -----------

Cash flows from investing activities:
  Net maturities of short-term investments                                  2,528,000        191,000        492,000
                                                                          -----------    -----------    -----------

Cash flows from financing activities:
  Repayments on notes payable                                              (1,214,000)    (2,415,000)    (1,556,000)
  Proceeds from issuance of Common Stock upon option exercise                  10,000          -              -
                                                                          -----------    -----------    -----------

  Net cash used for financing activities                                   (1,204,000)    (2,415,000)    (1,556,000)
                                                                          -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents                        2,545,000     (1,626,000)     1,386,000

Cash and cash equivalents at beginning of year                                566,000      2,192,000        806,000
                                                                          -----------    -----------    -----------

Cash and cash equivalents at end of year                                  $ 3,111,000    $   566,000    $ 2,192,000
                                                                          -----------    -----------    -----------
                                                                          -----------    -----------    -----------
















                    See accompanying notes to consolidated financial statements.


                                             MISSION WEST PROPERTIES
                                  Consolidated Statements of Shareholders' Equity
                                   Years Ended November 30, 1996, 1995 and 1994



                                                                            Common       Accumulated
                                                                             Stock         Deficit          Total
                                                                          -----------    -----------    -----------

Balance at November 30, 1993                                              $19,966,000    $(3,418,000)   $16,548,000
  Grant of 125,000 nonqualified stock options, net                            115,000          -            115,000
  Net loss for 1994                                                             -         (1,943,000)    (1,943,000)
                                                                          -----------    -----------    -----------

Balance at November 30, 1994                                               20,081,000     (5,361,000)    14,720,000
  Redemption and retirement of 100,000 shares                                (635,000)         -           (635,000)
  Net income for 1995                                                           -             52,000         52,000
                                                                          -----------    -----------    -----------

Balance at November 30, 1995                                               19,446,000     (5,309,000)    14,137,000
  Issuance of Common Stock upon option exercise                                10,000          -             10,000
  Net income for 1996                                                           -             35,000         35,000
                                                                          -----------    -----------    -----------

Balance at November 30, 1996                                              $19,456,000    $(5,274,000)   $14,182,000
                                                                          -----------    -----------    -----------
                                                                          -----------    -----------    -----------































                    See accompanying notes to consolidated financial statements.

                             MISSION WEST PROPERTIES
                   Notes to Consolidated Financial Statements
                                November 30, 1996



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL POLICIES: Mission West Properties (the "Company") has been engaged in developing, owning, operating, and selling income-producing real estate located principally in southern California. As discussed in Note 2 "Subsequent Event -- Sale of Real Estate Investments" below, the Company entered into an agreement to sell its entire real estate portfolio and a majority of that sale was completed in January 1997. The Company is 49 percent owned by Triton Group Ltd. ("Triton").

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

Although adoption is not required until its fiscal year 1997, the Company has assessed the impact of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Based on the selling price of the real estate assets (see Note 2 "Subsequent Event -- Sale of Real Estate Investments" below), the Company does not believe there has been an impairment of the assets that would have an adverse impact on its financial position or results of operation.

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

NET INCOME (LOSS) PER SHARE: Net income (loss) per share of common stock is based on 1,457,551 shares in fiscal year 1996 and 1,393,105 and 1,468,721 shares
in fiscal years 1995 and 1994, respectively.   The shares for 1996 include the
weighted average shares outstanding for the year as well as the dilutive effect of common stock equivalents, which consist of shares subject to stock options. The effect of stock options is either immaterial or antidilutive for fiscal years 1995 and 1994; therefore, only the weighted average shares outstanding are used in those per share computations.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents includes cash on hand, money market funds, U.S. Treasury Bills, and certificates of deposit with an original maturity of 90 days or less. Short-term investments include U.S. Treasury Bills and certificates of deposit.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts of the Company's financial instruments as presented are reasonable estimates of those instruments' fair values.

CONCENTRATIONS OF CREDIT RISK: Credit risk is primarily concentrated in cash equivalents, short-term investments, and rent receivables. Cash in excess of operating requirements is invested in U.S. Treasury securities or with federally insured institutions in short-term certificates of deposit; amounts invested with a single institution are limited to minimize risk. The Company's primary operations have consisted of leasing commercial space to small and medium-sized tenants, primarily in southern California. To reduce credit risk, the Company obtains and holds security deposits from a majority of tenants and performs ongoing credit evaluations of all major tenants' financial conditions.

SHORT-TERM INVESTMENTS: Investments are accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires that investments be classified as either held-to-maturity, trading, or available-for-sale. Held-to-maturity investments are carried at amortized costs; unrealized gains and losses are included in earnings for trading investments and are recorded directly to shareholders' equity for available-for-sale investments. Management determines the classification of investments at the time of purchase; the Company's short-term investments are classified as held-to-maturity and are carried at amortized cost, which approximates fair value.

NOTE 2 -  SUBSEQUENT EVENT -- SALE OF REAL ESTATE INVESTMENTS
          PRO FORMA BALANCE SHEET AND DISCONTINUED OPERATIONS

The Pro Forma balance sheet has been prepared to show the effects that two subsequent events, a sale of the Company's real estate assets and payment of a special dividend (as discussed below), would have had on the November 30, 1996 balance sheet. Effects reflected in the Pro Forma balance sheet include cash proceeds from the sale of nine properties, repayment of debt, gain on the sale, related income tax liability, and payment of the special dividend.

During July 1996 the Company entered into an agreement to sell all its real estate assets; this agreement was subsequently terminated and replaced, and the subsequent agreement was also terminated and replaced. On December 6, 1996, the Company entered into an agreement to sell all its real estate assets to Spieker Properties, L.P. ("Spieker"), a California limited partnership, for $50,500,000 in cash, subject to certain conditions customary in a transaction of this type. A special shareholder meeting was held December 16, 1996, at which time the Company's shareholders approved the sale of the real estate assets to Spieker.

A majority of the sale transaction was completed January 22, 1997, at which time nine of the Company's 11 real estate properties were sold. The remaining two properties are anticipated to close within 120 days after January 22, 1997. The nine properties sold consisted of occupied office, light industrial, and R&D buildings in San Diego and Riverside counties, California, and occupied industrial buildings and vacant land in Chandler, Arizona. The total building space sold approximated 685,000 square feet. The two remaining properties consist of leaseholds, together with hangar and office buildings thereon, comprising approximately 25 percent of the land at Palomar-McClellan Airport in San Diego county, California.

Upon completion of sale of the nine properties, the Company received $47,500,000 in cash, from which it repaid all debt encumbering the properties and paid a majority of the related transaction and closing costs, including $3,000,000 in "break-up" fees from the terminated sales transactions. In accordance with the sales agreement, $300,000 was withheld from the proceeds to allow for satisfaction of any post-closing breaches of representations and warranties made by the Seller. If no such breaches occur, the $300,000 will be released to the Company after 90 days. Also in accordance with the sales agreement, upon completion of sale of the two leasehold properties, the Company will receive $3,000,000 in cash, subject to an additional $300,000 representation and warranty holdback (for 90 days), from which it will pay related transaction costs.

The sale of the real estate results in a substantial gain for the Company. This sale will be recorded upon its completion in fiscal year 1997. The significance of the sale of assets and the subsequent payment of dividend(s) to shareholders is that only nominal assets will remain in the Company and, therefore, the resulting corporate entity has virtually no revenue-generating or cash-generating capabilities.

On February 4, 1997, the Company declared that a special dividend of $9.00 per share would be paid on February 27, 1997 to all shareholders of record as of February 19, 1997. This dividend represents the currently available portion of the proceeds from the sale of the real estate assets.

NOTE 3 - NOTES PAYABLE

                                                                                       November 30
                                                                               --------------------------
Notes payable comprise the following:                                              1996           1995
                                                                               -----------    -----------
Secured notes payable to banks, due 1998 through 2001, interest rates          $29,365,000    $30,218,000
 ranging from 9% (fixed) to 9.75% (prime plus 1.5%), principal and interest due in monthly installments of $290,000, balance of principal due at maturity
Unsecured note payable to bank, due 1996, interest rate of 9.75% (prime              -            250,000
 plus 1.5%), interest only due monthly, principal due at maturity
Secured note payable to insurance company, due 1997, interest rate of
 10%, principal and interest due in monthly installments of $21,000              1,388,000      1,499,000
                                                                               -----------    -----------

                                                                               $30,753,000    $31,967,000
                                                                               -----------    -----------
                                                                               -----------    -----------


Aggregate principal payments required on the notes payable at November 30, 1996, are $2,230,000, $16,760,000, $298,000, $298,000, and $11,167,000 for the years
1997 through 2001. Certain of the notes payable contain financial covenants such as debt service coverage and maximum debt-to-worth ratios. Additional covenants restrict the Company from paying cash dividends and other provisions specify that a change in majority voting power of the Company's stock, either by transfer or the issuance of additional voting securities, is an event of default. All notes payable were repaid in full upon the sale of a majority of the Company's real estate assets in January 1997 (see Note 2 "Subsequent
Event -- Sale of Real Estate Investments" above).


NOTE 4 - INCOME TAXES


                                                                                       November 30
                                                                               --------------------------
Deferred tax assets (liabilities) comprise the following:                          1996           1995
                                                                               -----------    -----------
Basis of depreciable assets                                                    $   497,000    $   500,000
Other                                                                              283,000        324,000
                                                                               -----------    -----------

   Deferred tax assets                                                             780,000        824,000
                                                                               -----------    -----------

Deferred rental revenue                                                            (39,000)       (21,000)
Other                                                                              (86,000)       (75,000)
                                                                               -----------    -----------

   Deferred tax liabilities                                                       (125,000)       (96,000)
                                                                               -----------    -----------

                                                                                   655,000        728,000
Deferred tax asset valuation allowance                                            (188,000)      (226,000)
                                                                               -----------    -----------

                                                                               $   467,000    $   502,000
                                                                               -----------    -----------
                                                                               -----------    -----------




The provision for (benefit from) income taxes reconciles                       Years Ended November 30
                                                                      ---------------------------------------
to the statutory rate as follows:                                       1996            1995           1994
                                                                      --------        --------       --------
Statutory federal tax rate                                              34.0%           34.0%         (34.0)%
Increase (decrease) in taxes resulting from:
 Change in deferred tax asset valuation allowance                      (64.2)           (7.1)           5.3
 Alternative minimum taxes                                              60.9             -              -
 State income tax, net of federal tax benefit                            6.1            10.6           (7.6)
 Other                                                                   3.9             2.7           (2.3)
                                                                        ----            ----          ------

                                                                        40.7%           40.2%         (38.6)%
                                                                        ----            ----          ------
                                                                        ----            ----          ------


The provision for (benefit from) income taxes comprises              Years Ended November 30
the following:                                             ------------------------------------------
                                                               1996           1995           1994
                                                           -----------    ------------   ------------
CURRENT
   Federal                                                 $   (21,000)   $   (81,000)   $   696,000
   State                                                        10,000         14,000         83,000
                                                           ------------   ------------   ------------

                                                               (11,000)       (67,000)       779,000
                                                           ------------   ------------   ------------
DEFERRED
   Federal                                                      35,000        102,000     (1,916,000)
   State                                                         -              -           (363,000)
                                                           ------------   ------------   ------------

                                                                35,000        102,000     (2,279,000)
                                                           ------------   ------------   ------------

                                                          $     24,000   $     35,000    $(1,500,000)
                                                          ------------   ------------    ------------
                                                          ------------   ------------    ------------


The Company adopted SFAS No. 109 effective December 1, 1993. This accounting statement requires recognition of deferred tax assets and liabilities for differences between the financial statement carrying amounts and the tax basis of assets and liabilities, at anticipated tax rates. The cumulative effect of this change in the method of accounting for income taxes resulted in a $440,000 decrease in the net loss for fiscal year 1994. As of November 30, 1996, the Company's net deferred tax asset is included in other assets.

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

Due to the uncertainty of realizing the benefit of certain deferred tax assets, including state loss carryforwards, a valuation allowance was established in fiscal year 1994. The net decrease in the valuation allowance during fiscal year 1996 was due to changes in the state loss carryforward amount.


NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the fiscal year for interest was $3,106,000, $3,566,000, and $3,102,000 in 1996, 1995, and 1994, respectively. The Company received an income tax refund, net of payments, of $17,000 in fiscal year 1996 and paid income taxes, net of refunds, of $258,000 and $145,000 in fiscal years 1995 and 1994, respectively.

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


NOTE 6 - STOCK OPTIONS AND STOCK PURCHASE PLAN

The Company has a Director Stock Option Plan and an Incentive Stock Option Plan under which non-salaried directors and officers, respectively, may purchase shares of the Company's stock at a minimum option price based on market value at the date of grant. Options granted under the plans become exercisable ratably
over five years and expire after a period not to exceed ten years.   At November
30, 1996, 150,000 and 200,000 shares were authorized under each plan, of which 131,600 and 163,600 were available for grant and 26,400 and 49,080 were exercisable under the Director Stock Option Plan and the

Incentive Stock Option Plan, respectively. Provisions of the Plans accelerate vesting of all unvested options upon the sale of a majority of the Company's real estate assets (see Note 2 "Subsequent Event -- Sale of Real Estate Investments" above); such unvested shares at November 30, 1996 totaled 13,520.

Activity in these plans comprises the
following:                                        Years Ended November 30
                                                ----------------------------
                                                  1996      1995      1994
                                                --------  -------   --------

Beginning share balance                         100,000   106,400   156,200
 Exercised ($4.125 per share)                    (2,400)    -         -
 Canceled ($10.125 per share in 1996)            (8,600)   (6,400)   (49,800)
                                                --------  -------   --------

Ending share balance ($3.25 to $9.75 per share)  89,000   100,000   106,400
                                                --------  -------   --------
                                                --------  -------   --------

Effective July 1, 1994, the Company granted nonqualified options to purchase 125,000 shares of its Common stock to a key executive. The exercise price of the options is $3.00 per share and the options expire ten years from the date of grant. Options to purchase 73,000 shares of the grant vested immediately; the remainder of the options become exercisable if specific financial milestones occur.

SFAS No. 123, "Accounting for Stock-Based Compensation," issued in October 1995, will require adoption during the Company's fiscal year 1997. The impact of adoption is considered to be minimal since no options have been granted in recent years.


The Company has a Stock Purchase Plan for which all directors and employees are eligible. Under terms of the plan, each eligible participant may contribute up to $3,000 per month, to be invested in shares of the Company's stock purchased on the open market. The Company contributes $0.50 to the plan for each $1.00 contributed by a participant. The total amounts expended by the Company for such contributions during the years ended November 30, 1996, 1995, and 1994 were $37,000, $31,000, and $19,000, respectively.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company is a lessee on two 30-year land leases at an airport in San Diego county and incurred rental expense of $189,000, $192,000, and $189,000 for fiscal years ended November 30, 1996, 1995, and 1994, respectively. The provisions of the leases require minimum lease payments of $183,000, $192,000, $201,000, $211,000, and $222,000 during the Company's fiscal years 1997 through 2001 and $6,310,000 thereafter, and contingent payments of five percent of certain sublease income. The lease amounts are subject to renegotiation to reflect cost of living increases every five years. The Company holds subleases and records sublease revenue from these two parcels; the related minimum future rentals are included in the amounts set forth below.

Minimum future rentals revenue on non-cancelable operating leases as of November 30, 1996 amount to $5,682,000, $4,331,000, $3,037,000, $2,439,000, and
$1,699,000 for fiscal years 1997 through 2001, respectively, and $7,173,000 thereafter. During the years ended November 30, 1995 and 1994, rental revenue from real estate of $611,000 and $763,000, respectively, was recorded for property leased to former affiliates of Triton.

A civil action for an unspecified amount of damages relating to environmental contamination was filed in May 1995 by residents in Kennedy Heights and certain nearby residential developments located in the greater Houston, Texas, area. The suit was filed in the 281st District Court of Harris County in Houston, Texas. The Company and 50 other parties were named as defendants. The Company was dismissed from the action without prejudice in December 1995 and agreed at that time to a tolling of the statute of limitations through December 11, 1997.


                                                       MISSION WEST PROPERTIES
                                     SCHEDULE XI -- Real Estate and Accumulated Depreciation (a)
                                                          November 30, 1996
                                                           (in thousands)


                                                                        Costs Capitalized      Carrying
                                                                         Subsequent to          Amount
                                                        Initial Cost        Acquisition         at End    Accum.     Date
                                                               Bldgs. &  Improve-    Prop.      of Year   Deprec.     of       Date
Location and Description            Encumbrances       Land    Impvmts.    ments     Taxes       (b)(d)     (c)      Const.   Acq'd.
------------------------            ------------     --------  --------  --------    -----     ---------  -------    ------   ------
RENTAL PROPERTIES:
  Carlsbad, California:
    Industrial buildings              $ 1,748        $ 1,029  $    -     $ 2,533     $ 31      $ 3,593   $   483      3/91      7/88
    Office building                     2,815          1,029       -       4,460       86        5,575       730      3/91      7/88
    Office buildings                    4,772          1,434       -       6,174       59        7,667     1,592      9/88     11/85
    Hangars/office building             1,661            -         -       3,084       29        3,113       755      2/90      6/88
    Hangar/office building                -              -       1,353       459       -         1,812       444       -        9/90
  Riverside, California:
    Manufacturing building              3,022          2,187        28     3,693       36        5,944       869      3/91      9/90
  San Diego, California:
    Office building                     5,527          2,155     3,498     2,027       -         7,680     1,223      5/85      7/89
    R&D buildings                       4,013          2,122       -       4,170       48        6,340     1,442     11/84      1/84
    R&D/office buildings                5,807          2,786       -       7,920       66       10,772     1,835      3/90      1/84
  Chandler, Arizona:
    Industrial buildings                1,388            760       -       2,942       48        3,750     1,049      9/86      6/85
UNIMPROVED LAND:
  Chandler, Arizona:
    Vacant land                          -               457       -         -          4          461       -         -        6/85
                                      -------        -------   -------   -------     ----      -------   -------

                                      $30,753        $13,959   $ 4,879   $37,462     $407      $56,707   $10,422
                                      -------        -------   -------   -------     ----      -------   -------
                                      -------        -------   -------   -------     ----      -------   -------





--------------------------
(a)  A majority of the real estate investments were sold January 22, 1997.  See
     Note 2 to the consolidated financial statements.

(b) The cost basis of real estate for federal income tax purposes approximates its gross carrying value, before accumulated depreciation and allowance for estimated losses. The allowance for estimated losses of $4,413,000 at November 30, 1996, was determined in accordance with the Company's policy as described in Note 1 to the consolidated financial statements.

(c) Rental properties are depreciated on a straight-line basis over a 10- to 30-year life. Changes in accumulated depreciation for the three years ended November 30, 1996, follows:



                                                                                               1996           1995           1994
                                                                                             -------        -------        -------
     Balance at beginning of year                                                            $ 9,054        $ 7,702        $ 6,233
     Charged to expense during the year                                                        1,369          1,352          1,472
     Deletions for property sold during the year and other                                        (1)           -               (3)
                                                                                             -------        -------        -------
     Balance at end of year                                                                  $10,422        $ 9,054        $ 7,702
                                                                                             -------        -------        -------
                                                                                             -------        -------        -------




(d)Changes in the carrying amount for the three years ended November 30, 1996, follows:        1996           1995           1994
                                                                                             -------        -------        -------
     Balance at beginning of year                                                            $56,651        $57,314        $56,644
     Additions/improvements during the year                                                       57            236            673
     Property sold during the year and other                                                      (1)          (899)            (3)
     Balance at end of year                                                                  $56,707        $56,651        $57,314
                                                                                             -------        -------        -------
                                                                                             -------        -------        -------


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in, or disagreements with, independent accountants on matters of accounting principles or practices or of financial disclosure.





                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Director information is incorporated herein by reference to the Company's definitive Proxy Statement for the 1997 annual meeting of shareholders. There is no relationship by blood, marriage, or adoption among the officers. All officers hold office at the discretion of the Board of Directors. Executive officers of the Company are as follows:

          Name           Age               Position
        -------         -----             ----------

     J. Gregory Kasun     41  President, Chief Executive Officer, Director
                              Employed by the Company since 1989; President since November 1993, previously CFO and Corporate
                              Secretary

     Harve Filuk          54  Vice President Real Estate Operations
                              Employed by the Company since 1975; Vice President since 1978

     Katrina L. Thompson  38  Chief Financial Officer, Corporate Secretary
                              Employed by the Company since 1991; CFO and Secretary since November 1993, previously Controller.


ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference to the Company's definitive Proxy Statement for the 1997 annual meeting of shareholders.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to the Company's definitive Proxy Statement for the 1997 annual meeting of shareholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to the Company's definitive Proxy Statement for the 1997 annual meeting of shareholders.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  1.   FINANCIAL STATEMENTS

               The financial statements and financial statement schedules listed in the index under Part II -- Item 8 "Consolidated Financial Statements and Supplementary Data" are filed as part of this annual report.

          2.   EXHIBITS

               (23)     Consent of Independent Accountants
               (27)     Financial Data Schedule

     (b)  REPORTS ON FORM 8-K

               November 22, 1996 -- Filed for Item 5 Other Events. The Company executed Amendment No. 1 to the agreement to sell its real estate assets to Lincoln Property Company N.C., Inc.

               December 6, 1996 -- Filed for Item 5 Other Events. The Company terminated the agreement to sell its real estate assets to Lincoln Property Company N.C., Inc. and replaced it with an agreement to sell the real estate assets to Spieker Properties, L.P. A special meeting of shareholders scheduled for December 7, 1996 was adjourned to December 16, 1996.

               January 22, 1997 -- Filed for Item 2 Acquisition or Disposition of Assets and Item 7 Financial Statements and Exhibits. The Company completed a sale of a majority of its assets to Spieker Properties, L.P. in accordance with the terms of a related purchase and sale agreement. Filing included pro forma financial statements.

               February 4, 1997 -- Filed for Item 5 Other Events. The Company announced a special dividend of $9.00 per share to be paid February 27, 1997 to shareholders of record on February 19, 1997.

                                                 SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 MISSION WEST PROPERTIES
                             -------------------------------
                                       Registrant


DATE:  February 28, 1997      /s/    J. GREGORY KASUN
                             -------------------------------
                                     J. Gregory Kasun
                        President, Chief Executive Officer & Director
                                (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


        SIGNATURE                        TITLE                     DATE
        ---------                        -----                     ----

                                Chief Financial Officer
                                     and Secretary
                                (Principal Financial and
   /s/    KATRINA L. THOMPSON      Accounting Officer)         February 28, 1997
-------------------------------
      Katrina L. Thompson

    /s/    MICHAEL M. EARLEY           Director                February 28, 1997
-------------------------------
      Michael M. Earley


    /s/    MARK G. FOLETTA             Director                February 28, 1997
-------------------------------
      Mark G. Foletta


    /s/    J. GREGORY KASUN            Director                February 28, 1997
-------------------------------
      J. Gregory Kasun


    /s/    WILLIAM E. NELSON           Director                February 28, 1997
-------------------------------
      William E. Nelson


    /s/    RICHARD R. TARTRE           Director                February 28, 1997
-------------------------------
      Richard R. Tartre


    /s/   BYRON B. WEBB, JR.           Director                February 28, 1997
-------------------------------
      Byron B. Webb, Jr.