Form 10-K/A
period 1996-11-30
MISSION WEST PROPERTIES/NEW/
filed 1997-03-31
CIK 704874

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                               -----------------

                                  FORM 10-K/A

                                AMENDMENT NO. 1




[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended November 30, 1996, or

[  ] Transition report pursuant to section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from             to
                                                          --------       -------




                         Commission File Number 1-8383



                            MISSION WEST PROPERTIES



                           Incorporated in California



                IRS Employer Identification Number:  95-2635431



         Principal Executive Offices:   6815 Flanders Drive, Suite 250
                                         San Diego, California  92121-3914

                           Telephone:  (619) 450-3135

                                     PART I


All items required under Part I are hereby incorporated by reference to the Company's originally filed Form 10-K for the year ended November 30, 1996. Such items remain unchanged by this amendment.



                                    PART II


All items required under Part II are hereby incorporated by reference to the Company's originally filed Form 10-K for the year ended November 30, 1996. Such items remain unchanged by this amendment.



                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

The following table provides certain information regarding the Company's Directors and Executive Officers at November 30, 1996. There is no relationship by blood, marriage, or adoption among the Directors and/or Executive Officers. All officers hold office at the discretion of the Board of Directors.

            NAME              AGE                    POSITION
            ----              ----                   ---------

      Michael M. Earley        41         Director, Member of Compensation  and
                                          Nominating Committee

       Harve  Filuk            54         Vice  President  of  Real  Estate
                                          Operations

      Mark  G.  Foletta        36         Director,  Member  of  Audit  and
                                          Compensation and Nominating Committee

      J.  Gregory  Kasun       41         Director,
                                          President, Chief Executive Officer

      William  E.  Nelson      70         Director,  Member  of  Audit  and
                                          Compensation and Nominating Committees

      Richard R. Tartre        58         Director, Member of Compensation  and
                                          Nominating Committee

      Katrina  L.  Thompson    38         Vice President  of  Finance,  Chief
                                          Financial Officer, Corporate Secretary

      Byron  B.  Webb,  Jr.    70         Director,  Member  of  Audit  and
                                          Compensation and Nominating Committees


Mr. Earley has served as a Director since July 1993.   Mr. Earley is Chief
Executive Officer (since February 1996), President (since 1994), and was previously Senior Vice President and Chief Financial Officer (1991 to June 1994) of Triton Group Ltd. He previously served as Senior Vice President and Chief Financial Officer (1991 to 1993) of Intermark, Inc. He additionally serves as a Director of Triton Group Ltd. and a Director of Ridgewood Properties, Inc.

Mr. Filuk first became Vice President of the Company in 1979.

Mr. Foletta has served as a Director since July 1993. Mr. Foletta is Senior Vice President, Chief Financial Officer, Corporate Secretary (since July
1994), and a Director (since January 1996), and was previously Vice President, Controller, and Corporate Secretary (1993 to July 1994) of Triton Group Ltd. He previously served as Vice President (1991 to 1993) and Controller (1990 to 1993) of Intermark, Inc.

Mr. Kasun first became a Director of the Company in November 1993 and was appointed President in November 1993 and Chief Executive Officer in July 1994. He previously served as Chief Financial Officer, Vice President, and Corporate Secretary (1989 to November 1993).

Mr. Nelson has served as a Director since 1979. Mr. Nelson, a private investor engaged in development and management of real estate and securities investments, is Chairman of Scripps Bank and a member of the California Bar.

Mr. Tartre has served as a Director since January 1993. Mr. Tartre, a consultant and private investor, is Senior Vice President of MetLife Insurance Company (since January 1997). He previously was President and Chief Executive Officer of Astra Management Corporation (May 1995 to April 1996) and Managing Director of Eden Financial Group (1982 to August 1995). He additionally serves as a Director of Triton Group Ltd. and a Director of Burnham Pacific Properties.

Ms. Thompson is Vice President, Chief Financial Officer, and Corporate Secretary (since November 1993) of the Company. She previously served as Controller (1991 to November 1993).

Mr. Webb has served as a Director since 1975. Mr. Webb is President of La Jolla Savers and Mortgage Fund, Chairman and President of Home Investment & Loan, and Chairman and President of Byron B. Webb, Inc. (Palmyra, Missouri, bank holding company).

Effective March 7, 1997, Messrs. Filuk, Kasun, and Tartre resigned all positions with the Company. Following these resignations, Mr. Earley was appointed President and Chief Executive Officer and Mr. Foletta was appointed Vice President and Assistant Corporate Secretary of the Company.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, executive officers, and each beneficial owner of more than ten (10) percent of the Common Stock of the Company are required by section 16(a) of the Securities Exchange Act of 1934 to file reports periodically disclosing their transactions in the Company's securities. Based on a review of such reports, no reporting person failed to file required reports on a timely basis during fiscal year 1996.



ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF COMPENSATION

The following table summarizes the compensation paid or accrued during the year ended November 30, 1996, to each person who served as Chief Executive Officer and to each other executive officer whose aggregate remuneration in all capacities from the Company exceeded $100,000 (the "named executive officers") during the fiscal year.


                                                                                                 Long-Term
                                                           Annual Compensation                 Compensation
                                        --------------------------------------------------------------------
                                                                               Other Annual    No. of Options         All Other
Name and Principal Position        Fiscal Year      Salary          Bonus     Compensation(1)     Granted           Compensation
---------------------------        -----------    ---------       --------    --------------   --------------       --------------
J. Gregory Kasun                    1996           $145,000        $     0        $16,896                  0                 $ 0
President and Chief                 1995            145,000         15,000         20,807                  0                   0
Executive Officer                   1994            135,000         15,000          5,600                  0              82,125(2)

Harve Filuk                         1996            105,000              0          9,682                  0                   0
Vice President                      1995             85,000         15,000          9,165                  0                   0
                                    1994             85,000         25,000         67,980                  0                   0

Katrina L. Thompson                 1996             85,000         35,000          6,133                  0                   0
Vice President and                  1995                N/A            N/A            N/A                N/A                 N/A
Chief Financial                     1994                N/A            N/A            N/A                N/A                 N/A
Officer

-------------------
   (1) Includes the Company's contributions to its 401(k) Plan and its Stock Purchase Plan, and participation payments in accordance with the Company's Management Incentive Plan (see "Management Incentive Plan" below).
   (2) Represents the difference between the option price and the market price on the date of grant of 73,000 nonqualified stock options granted and vested during fiscal year 1994.

EMPLOYMENT SEPARATION AGREEMENTS

The Company is a party to employment separation agreements with each of its named executive officers. Each agreement provides that the officer be retained as a consultant to the Company upon termination of employment other than for cause, or upon resignation following a reduction in salary or benefits not shared with all other employees of the Company, a reduction in corporate title, or a relocation of the officer's place of work greater than 50 miles from the Company's current headquarters. While a consultant, a former officer would receive a consulting fee equal to the individual's annual base salary immediately before termination, paid in a lump-sum or in monthly installments for the consulting period, which ranges from 12 to 24 months. While a consultant, the former officer would continue to be eligible to participate in medical, dental, and life insurance programs generally available to the Company's employees, for which the officer would contribute 50 percent of any applicable premiums, and would be reimbursed for actual, pre-approved expenses incurred while performing consulting services. Benefits under these agreements became payable upon the resignations of Messrs. Filuk and Kasun effective March 7, 1997.


MANAGEMENT INCENTIVE PLAN

Certain former and current named executive officers and staff participate in ten
(10) percent of the profits generated from the 1986 sale of the Company's properties in Del Mar, California; Mr. Filuk has a three (3) percent interest in any such profits, a former executive has a six (6) percent interest, and all other employees share a one (1) percent interest. The term "profits" as used herein means the amount by which the deferred sales prices exceed $12,400,000, the estimated value of these properties at the time the Management Incentive Plan was adopted. The amounts to which participants are entitled are based on cash proceeds less related expenses. In fiscal year 1996 the following amounts were distributed to the named executive officers in conjunction with this arrangement: Mr. Filuk, $4,349; and all named executive officers as a group (three (3) persons), $4,349.

GRANTS OF STOCK OPTIONS

No options were granted to, and no options were exercised by, the named executive officers during the year ended November 30, 1996.

At the 1991 Annual Meeting of Shareholders, the shareholders approved the 1990 Incentive Stock Option Plan (the "1990 Plan"), under which 200,000 shares of Common Stock are reserved for issuance. The 1990 Plan succeeded the Company's 1981 Incentive Stock Option Plan pursuant to which no further options are available for grant although outstanding options may be exercised according to their terms. Options to purchase Common Stock of the Company may from time to time be granted to executive officers and key employees as an incentive to encourage the maximum effort by the grantees and their continued association with the Company by facilitating their acquisition of, or increase in, a proprietary interest in the Company. Such options constitute "incentive stock options" as defined in Section 422A of the Internal Revenue Code and the Treasury Regulations promulgated thereunder and conform to the requirements thereof.


EXERCISES OF STOCK OPTIONS

The following table sets forth information regarding the exercise of stock options by the named executive officers during the year ended November 30, 1996, and the value of unexercised options at year end.

                                                                                Number of Unexercised        Value of Unexercised
                                                                                     Options at            In-the-Money Options at
                                                                                   November 30, 1996           November 30, 1996(1)


                              No. of Shares Acquired                               Exercisable/                 Exercisable/
     Name                           on Exercise          Value Realized             Unexercisable                 Unexercisable
-----------------                  -----------           ---------------           --------------             -----------------
J. Gregory Kasun                        0                      0                    93,580/57,320             $572,887/$384,425
Harve Filuk                             0                      0                    24,540/3,960               $74,002/$24,585
Katrina L. Thompson                     0                      0                     3,960/2,640               $25,740/$17,160

--------------------
  (1) Represents the difference between the exercise price of the options and the closing price of the Company's Common Stock on November 30, 1996, of $9.75 per share. All such options were exercised after November 30, 1996, but prior to a distribution to shareholders of record on February 19, 1997.


COMPENSATION OF DIRECTORS

Each Director who is not a salaried officer of the Company receives $500 per month and $750 for each meeting of the Board or any committee thereof he attends; see also "Stock Purchase Plan" below. There were 18 meetings of the Directors and one (1) meeting of the Independent Directors (Messrs. Nelson and Webb) during the year ended November 30, 1996. Additionally, there were two (2) meetings of Board Committees during the year.

No options were granted, nor were any options exercised by Directors, during fiscal year 1996. At the 1991 Annual Meeting of Shareholders, the shareholders approved the 1990 Director Stock Option Program (the "1990 Program"), under which 150,000 shares of Common Stock are reserved for issuance. The 1990 Program succeeded the Company's 1980 Initial Director Stock Option Program pursuant to which no further options are available for grant, although outstanding options may be exercised according to their terms.

The 1990 Program allows for granting of options to purchase shares of Common Stock of the Company to Directors of the Company who do not receive a salary from the Company, exclusive of Directors' fees. The option price in all instances shall not be less than the fair market value of the shares on the date of grant and all determinations as to grants of options, the number of shares subject to option, and other terms and conditions of the options are made by the Board upon the recommendation of the Compensation and Nominating Committee.

STOCK PURCHASE PLAN

The Company has made available to its employees and Directors a plan whereby such individuals can, through voluntary payroll deductions or other contributions of up to $3,000 per month, acquire shares of Common Stock of the Company in the open market. The Company contributes a matching $0.50 for each $1.00 contributed by individuals. During the year ended November 30, 1996, matching contributions made by the Company to the Stock Purchase Plan on behalf of each Director and the named executive officers were as follows: Messrs. Earley, Foletta, and Filuk, $0; Mr. Kasun; $9,646, Mr. Nelson, $3,000;
Mr. Tartre, $10,125; Ms. Thompson, $1,800; Mr. Webb, $10,875; and all Directors and named executive officers as a group (eight (8) persons) $35,446. All contributions to the Plan were suspended as of January 1, 1997.


COMPENSATION AND NOMINATING COMMITTEE REPORT REGARDING EXECUTIVE OFFICERS' SALARIES IN FISCAL YEAR 1996

The Compensation and Nominating Committee's objective with respect to executive compensation is to provide the executive officers of the Company with competitive compensation that enables the Company to attract and retain employees who contribute to the success of the Company, thereby maximizing shareholder value. Among the factors considered by the Compensation and Nominating Committee in setting the salaries of the executive officers of the Company for the year ended November 30, 1996, were the operating results of the Company in the preceding fiscal year compared to the expectations of the committee for such fiscal year and the committee's evaluation of the degree of difficulty encountered by management in achieving such operating results posed by national and local economic conditions generally and other unforeseen circumstances; the committee's evaluation of each officer's skill and judgment in carrying out his assigned duties; the salaries paid to persons in similar positions in other companies in the same geographic area; and the Company's own historical patterns of remuneration. The salaries set for fiscal year 1996 were also affected by the committee's anticipation that certain of the executive officers would spend significant time exploring strategic alternatives available to the Company, as well as by negotiation between the committee and the executive officers.

Under Section 162(m) of the Internal Revenue Code, adopted in August 1993, and regulations recently adopted thereunder, publicly held companies may be precluded from deducting certain compensation paid to an executive officer in excess of $1 million per year. The Company does not anticipate that a change in its current compensation policy will be necessary for the purpose of qualifying under Section 162(m).

     By the Committee:

          Michael M. Earley            Richard R. Tartre
          Mark G. Foletta              Byron B. Webb, Jr.
          William E. Nelson


COMPARISON OF SHAREHOLDER RETURN ON INVESTMENT

The following graph compares the percentage change in the cumulative total shareholder return on the Common Stock of the Company for fiscal years 1992 through 1996, as of each fiscal year end, with (i) the cumulative total return (assuming reinvestment of dividends) of the Russell 2000 Index, a broad equity market index, and (ii) the cumulative total return (assuming reinvestment of dividends) of a peer group of real estate companies with portfolios of income-producing industrial and office properties believed by the Company's management to be comparable to those of the Company.

     PEER
    GROUP           RUSSELL        MWP       YEAR
 ----------       -----------   ------    -------

    100            100            100       1991
    103            124             50       1992
    145            147             46       1993
    152            145             87       1994
    179            187             69       1995
    241            218            127       1996

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The outstanding securities of the Company at February 19, 1997, consisted of 1,533,121 shares of Common Stock. Shares of the Company are traded on the American and Pacific Stock Exchanges. The following table sets forth the beneficial ownership of the outstanding shares of the Company held at February 19, 1997, by the only persons known to management to be the beneficial owners of more than five (5) percent of these shares, each of the Directors of the Company, each of the named executive officers of the Company, and all Directors and named executive officers as a group.


                                                   Shares Beneficially
                                                     Owned As of          Percent  of
              Beneficial Owner                      February 19, 1997        Class
         -------------------------------            ---------------       ----------
          Triton Group Ltd.                             676,050            44.10%
          Michael M. Earley, CEO
          550 West "C" Street, Suite 1880
          San Diego, CA  92101

          Tennenbaum & Co., LLC                         162,700            10.61
          1999 Avenue of the Stars, Suite
          1010
          Los Angeles, CA  90067-6022

          Michael M. Earley, Director                         0             0.00

          Harve Filuk, VP                                34,491             2.25

          Mark G. Foletta, Director                           0             0.00

          J. Gregory Kasun, Director and CEO            115,114             7.51
          6815 Flanders Drive, Suite 250
          San Diego, CA  92121

          William E. Nelson, Director                    76,311             4.98
          7817 Ivanhoe Avenue
          La Jolla, CA  92037

          Richard R. Tartre, Director                    18,871             1.23

          Katrina L. Thompson, CFO                       10,933             0.71

          Byron B. Webb, Jr., Director                  170,123            11.10
          1026 Wall Street
          La Jolla, CA  92037

          All Directors and all named                 1,101,893(1)         71.87(1)
          executive officers as a group
          (8 persons)

--------------------

    (1)  Includes 676,050 shares held by Triton Group Ltd.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRITON GROUP LTD.

Triton Group Ltd. ("Triton"), of which Michael M. Earley is President, Chief Executive Officer, and a Director, and Mark G. Foletta is Senior Vice President, Chief Financial Officer, Corporate Secretary, and a Director, is a publicly owned company, the shares of which are traded on the American Stock Exchange. Triton is an operating/holding company that has entered into an agreement to merge with Security Holdings, Inc.; such merger will be voted on by Triton shareholders on April 14, 1997 and, if approved by the shareholders, is expected to close shortly thereafter. Previously, Triton had been disposing of its subsidiaries and other investments in accordance with an announced plan to realize value. Mission West Properties is one of Triton's few remaining investments. Messrs. Earley and Foletta became the President and Chief Executive Officer and Vice President, respectively, of the Company effective March 7, 1997.

As of February 19, 1997, the Directors and named executive officers of the Company owned in the aggregate 773,033 shares of Triton, of which 811 shares may be acquired within 60 days after February 19, 1997 upon the exercise of warrants.



                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


MISSION WEST PROPERTIES
         Registrant



By:  /s/  Katrina L. Thompson
     -----------------------------------------------
     Katrina L. Thompson
     Chief Financial Officer & Secretary
     (Principal Financial and Accounting Officer)
     March 31, 1997