Form 10-Q
period 1997-02-28
MISSION WEST PROPERTIES/NEW/
filed 1997-04-14
CIK 704874

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549


                                FORM 10-Q



             Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934



For the quarterly period ended February 28, 1997  Commission File Number 1-8383





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

The number of shares of the Registrant's common stock outstanding as of April 14, 1997 is 1,533,121.

                              PART I

                      FINANCIAL INFORMATION



ITEM 1.   QUARTERLY FINANCIAL STATEMENTS

Following are the first quarter fiscal year 1997 consolidated financial statements (unaudited) and accompanying notes.


                                                      MISSION WEST PROPERTIES
                                                    Consolidated Balance Sheets

                                                                             (Unaudited)
                                                                             February 28             November 30
                                ASSETS                                           1997                    1996
                                                                             -----------            ------------
Cash and cash equivalents                                                    $ 2,781,000            $  3,111,000

Real estate investments (held-for-sale):
     Rental Properties, less accumulated depreciation of $1,241,000 in 1997 and $10,422,000 in 1996 ($44,455,000
          pledged in 1996)                                                     3,684,000              45,824,000
     Unimproved land ($461,000 pledged in 1996)                                    -                     461,000
                                                                             -----------            ------------

                                                                               3,684,000              46,285,000
     Less allowance for estimated losses                                        (661,000)             (4,413,000)
                                                                             -----------            ------------

          Net real estate investments                                          3,023,000              41,872,000

Other assets, less allowances of $244,000 in 1997 and $360,000 in 1996 and accumulated depreciation of $277,000 in 1997 and
     $321,000 in 1996                                                            900,000               1,341,000
                                                                             -----------            ------------

                                                                             $ 6,704,000            $ 46,324,000
                                                                             -----------            ------------
                                                                             -----------            ------------


                    LIABILITIES AND SHAREHOLDERS' EQUITY


Notes payable                                                                $     -                $ 30,753,000
Income taxes payable                                                           1,450,000                  -
Accounts payable and accrued expenses                                            715,000               1,389,000
                                                                             -----------            ------------

          Total liabilities                                                    2,165,000              32,142,000
                                                                             -----------            ------------

Shareholders' equity:
     Common stock, no par value, 10,000,000 shares authorized;
          1,533,121 shares issued and outstanding (1,371,121 in 1996)         20,215,000              19,456,000
     Accumulated deficit                                                      (1,878,000)             (5,274,000)
     Current cash dividends                                                  (13,798,000)                  -
                                                                             -----------            ------------

          Total shareholders' equity                                           4,539,000              14,182,000
                                                                             -----------            ------------

                                                                             $ 6,704,000            $ 46,324,000
                                                                             -----------            ------------
                                                                             -----------            ------------

          See accompanying notes to consolidated financial statements.

                     MISSION WEST PROPERTIES
            Consolidated Income Statements (Unaudited)
             (Discontinued Operations -- See Note 2)
                  Three Months Ended February 28



                                                        1997           1996
                                                    -----------    -----------
REVENUES:
     Sales of real estate                           $47,525,000    $    35,000
     Rental revenues from real estate                 1,187,000      1,787,000
     Other, including interest                          145,000         66,000
                                                    -----------    -----------

                                                     48,857,000      1,888,000
                                                    -----------    -----------

EXPENSES:
     Costs of real estate sold                       42,653,000          4,000
     Operating expenses of real estate                  209,000        367,000
     Depreciation of real estate                        217,000        342,000
     General and administrative                         267,000        265,000
     Interest                                           424,000        771,000
                                                    -----------    -----------

                                                     43,770,000      1,749,000
                                                    -----------    -----------

Income before income taxes                            5,087,000        139,000
Provision for income taxes                            1,691,000         56,000
                                                    -----------    -----------

NET INCOME                                          $ 3,396,000    $    83,000
                                                    -----------    -----------
                                                    -----------    -----------

NET INCOME PER SHARE                                $      2.43    $      0.06
                                                    -----------    -----------
                                                    -----------    -----------

          See accompanying notes to consolidated financial statements.

                            MISSION WEST PROPERTIES
             Consolidated Statements of Cash Flows (Unaudited)
                        Three Months Ended February 28


                                                                            1997           1996
                                                                        ------------   ------------
Cash flows from operating activities:
     Net income                                                          $ 3,396,000    $    83,000
     Adjustments to reconcile net income to net cash provided by
          (used for) operating activities:
               Net gain on sales of real estate                           (4,849,000)         -
               Depreciation                                                  219,000        344,000
               Changes in assets and liabilities:
                    Decrease (increase) in net real estate investments         2,000        (19,000)
                    Decrease in other assets                                 143,000        258,000
                    Increase in income taxes payable                       1,450,000         33,000
                    Decrease in accounts payable and accrued expenses       (417,000)      (189,000)
                                                                        ------------   ------------

     Net cash provided by (used for) operating activities                    (56,000)       510,000
                                                                        ------------   ------------

Cash flows from investing activities:
     Net proceeds from sales of real estate                               43,518,000         -
     Net maturities of short-term investments                                  -            314,000
                                                                        ------------   ------------

     Net cash provided by investing activities                            43,518,000        314,000
                                                                        ------------   ------------

Cash flows from financing activities:
     Repayments of notes payable                                         (30,753,000)      (267,000)
     Proceeds from stock options exercised                                   759,000         10,000
     Payment of cash dividends                                           (13,798,000)        -
                                                                        ------------   ------------

     Net cash used for financing activities                              (43,792,000)      (257,000)
                                                                        ------------   ------------

     Net increase (decrease) in cash and cash equivalents                   (330,000)       567,000

Cash and cash equivalents at beginning of quarter                          3,111,000        566,000
                                                                        ------------   ------------

Cash and cash equivalents at end of quarter                              $ 2,781,000    $ 1,133,000
                                                                        ------------   ------------
                                                                        ------------   ------------

          See accompanying notes to consolidated financial statements.

                            MISSION WEST PROPERTIES
             Notes to Consolidated Financial Statements (Unaudited)
                               February 28, 1997



NOTE 1 -- BASIS OF PRESENTATION

Mission West Properties (the "Company") has historically been engaged in developing, owning, operating, and selling income-producing real estate located principally in southern California. As discussed in Note 2 "Sale of Real Estate Investments" below, the Company completed the sale of a majority of its real estate portfolio in January 1997, with sale of the remainder of the assets expected to occur in May 1997. The Company is 44-percent owned by Triton Group Ltd. ("Triton"); on April 14, 1997 Triton's shareholders approved a merger agreement between Triton and Security Holdings, Inc. of Orange, Connecticut.

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

NOTE 2 -- SALE OF REAL ESTATE INVESTMENTS

On December 6, 1996, the Company entered into an agreement to sell all its real estate assets to Spieker Properties, L.P. ("Spieker"), a California limited partnership, for $50,500,000 in cash, subject to certain customary conditions. A special shareholder meeting was held December 16, 1996, at which the Company's shareholders approved the sale of the real estate assets to Spieker.

A majority of the sale transaction was completed January 22, 1997, at which time nine of the Company's 11 real estate properties were sold. The sale of the remaining two properties is anticipated to close during May 1997. The nine properties sold consisted of occupied office, light industrial, and R&D buildings in San Diego and Riverside counties, California, and occupied industrial buildings and vacant land in Chandler, Arizona. The total building space sold approximated 685,000 square feet. The two remaining properties consist of leaseholds, together with hangar and office buildings thereon, comprising approximately 25 percent of the land at Palomar-McClellan Airport in San Diego county, California.

Upon completion of sale of the nine properties, the Company received $47,200,000 in cash, from which it repaid all debt encumbering the properties and paid a majority of the related transaction and closing costs, including $3,000,000 in "break-up" fees from previously terminated sales transactions. The costs of real estate sold reflected in the income statement includes the $3,000,000 in "break-up" fees as well as the Company's net investment in the underlying real estate sold and all other transaction and selling costs. In accordance with the sales agreement, $300,000 was withheld from the proceeds to allow for payment of claims relating to representations and warranties made by the Seller. After resolution of such claims, if any, the remaining portion of the $300,000 will be released to the Company on April 22, 1997. Also per terms of the sales agreement, upon completing the sale of the two leasehold properties, the Company will receive $3,000,000 in cash, subject to an additional $300,000 representation and warranty holdback (for 90 days), from which it will pay related transaction costs.

The Company declared a special dividend of $9.00 per share to shareholders of record on February 19, 1997, which was paid on February 27, 1997. This dividend represented the currently available portion of the proceeds from the sale of the real estate assets.

The sale of the real estate portfolio results in a substantial gain for the Company. Following the sale of assets and the payment of dividend(s) to shareholders, only nominal assets will remain in the Company and, therefore, the resulting corporate entity will have virtually no revenue-generating or cash-generating capabilities.

NOTE 3 -- CASH FLOW INFORMATION

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, money market funds, certificates of deposit, commercial paper, and obligations of the U.S. Treasury with an original maturity of 90 days or less. Cash paid during the quarter for interest was $410,000 in 1997 and $738,000 in 1996. No amounts were paid during the quarter for income taxes in either 1997 or 1996.

NOTE 4 -- NOTES PAYABLE

Notes payable comprise the following:
                                                                        February 28    November 30
                                                                            1997           1996
                                                                        ------------   ------------
Secured notes payable to banks, due 1998 through 2001, paid in
     full during January and February 1997                              $     -        $ 29,365,000
Secured note payable to insurance company, due April 1997, paid
     in full during January 1997                                              -           1,388,000
                                                                        ------------   ------------

                                                                        $     -        $ 30,753,000
                                                                        ------------   ------------
                                                                        ------------   ------------

NOTE 5 -- NET INCOME PER SHARE

Net income per share is based on 1,399,921 and 1,368,747 shares, the weighted average number of shares outstanding during the first quarters of fiscal years 1997 and 1996, respectively. The effect of stock options is not significant and such effect is not reflected in the per share computations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

FIRST QUARTER FISCAL 1997 COMPARED TO FIRST QUARTER FISCAL 1996

As discussed in Note 2, "Sale of Real Estate Investments," to the consolidated financial statements, the Company completed the sale of a majority of its real estate assets in January 1997, resulting in a gain of approximately $4,849,000 and significantly curtailing the operations of the Company. Prior to the January sale, the Company had continued to operate the properties in a manner consistent with prior periods. Results for the period of operation reflect an occupancy increase from 87 percent during the first quarter of 1996 to approximately 90 percent at January 21, 1997, and corresponding increases in rental revenues and operating expenses; general and administrative expenses were virtually unchanged from the prior year.
The Company will continue to operate its leasehold properties until sold.

The sale of the real estate assets was in accordance with a December 1996 agreement with Spieker Properties, L.P. ("Spieker"), a California limited partnership, in which Spieker agreed to purchase all the Company's real estate assets for $50,500,000 in cash, subject to certain customary conditions. A special shareholder meeting was held December 16, 1996, at which the Company's shareholders approved the sale.

A majority of the sale transaction was completed January 22, 1997, at which time nine of the Company's 11 real estate properties were sold. The sale of the remaining two properties is anticipated to close during May 1997. The nine properties sold consisted of occupied office, light industrial, and R&D buildings in San Diego and Riverside counties, California, and occupied industrial buildings and vacant land in Chandler, Arizona. The total building space sold approximated 685,000 square feet. The two remaining properties consist of leaseholds, together with hangar and office buildings thereon, comprising approximately 25 percent of the land at Palomar-McClellan Airport in San Diego county, California.

Upon completion of sale of the nine properties, the Company received $47,200,000 in cash, from which it repaid all debt encumbering the properties (thus eliminating future interest expense) and paid a majority of the related transaction and closing costs, including $3,000,000 in "break-up" fees from previously terminated sales transactions. In accordance with the sales agreement, $300,000 was withheld from the proceeds to allow for satisfaction of claims relating to representations and warranties made by the Seller. After resolution of such claims, if any, the remaining portion of the $300,000 will be released to the Company on April 22, 1997. Also in accordance with the sales agreement, upon completing the sale of the two leasehold properties, the Company will receive $3,000,000 in cash, subject to an additional $300,000 representation and warranty holdback (for 90 days), from which it will pay related transaction costs.

The Company declared a special dividend of $9.00 per share to shareholders of record on February 19, 1997, which was paid on February 27, 1997. This dividend represented the currently available portion of the proceeds from the sale of the real estate assets. Following the sale of assets and the payment of dividend(s) to shareholders, only nominal assets will remain in the Company and, therefore, the resulting corporate entity will have virtually no revenue-generating or cash-generating capabilities and no results of operations, other than general and administrative expenses.

CHANGES IN FINANCIAL POSITION:

FEBRUARY 28, 1997 COMPARED TO NOVEMBER 30, 1996

Nearly all changes in the Company's financial position during the first quarter of fiscal year 1997 resulted from the sale of real estate assets, as discussed above. A majority of the real estate portfolio was sold, all debt encumbering the properties was repaid, a gain on sale of approximately $4,849,000 and the related tax liability were recorded, and a $9.00 per share dividend was paid to shareholders.

Upon the January 1997 sale of real estate, vesting of 13,520 stock options was accelerated. During February 1997 all vested stock options, which totaled 162,000 shares, were exercised by the option holders. Total exercise proceeds to the Company were $759,000, which were recognized on a "net exercise" basis.

LIQUIDITY AND CAPITAL RESOURCES:

As discussed above, the Company has sold, or is in the process of selling, its entire real estate portfolio. Additionally, a special dividend to shareholders of $9.00 per share was paid in February 1997; this dividend represented the currently available portion of the net proceeds from the sale of the assets. Upon completion of sale of the remaining real estate assets (scheduled for May 1997), payment of an additional special dividend to shareholders will be considered.

Following the sale of assets and the subsequent payment of dividend(s) to shareholders, only nominal assets will remain in the Company and, therefore, the resulting corporate entity will have virtually no revenue-generating or cash-generating capabilities. The Board of Directors and management currently are reviewing and pursuing available strategic alternatives for the remaining corporate entity. These alternatives include a sale of the corporate entity, a possible business or asset acquisition or combination, or an outright liquidation.

Following the January 1997 sale, reductions in general and administrative ("G&A") expenses of approximately $10,000 per month were made. Effective March 7, 1997, J. Gregory Kasun (President, Chief Executive Officer, and a Director), Harve Filuk (Vice President), and Richard R. Tartre (Director) resigned all positions with the Company. Directors Michael M. Earley and Mark G. Foletta were appointed to the positions of Chief Executive Officer and Vice President, respectively. Messrs. Earley and Foletta also serve as executive officers and directors of Triton Group Ltd. The net effect of these management changes will be a further reduction of G&A expense of approximately $15,000 per month. It is anticipated that G&A expenses will continue at a reduced level of approximately $65,000 per month until the remainder of the real estate is sold and until the future course of the Company is determined. G&A expenses and other cash needs will be funded by current cash on hand or cash to be realized from the remaining net assets of the Company.

Triton Group Ltd. owns 44 percent of Mission West Properties. Triton is an operating/holding company that has entered into an agreement to merge with Security Holdings, Inc. of Orange, Connecticut; such merger was approved by Triton shareholders on April 14, 1997. Previously, Triton had been disposing of its subsidiaries and other investments in accordance with an announced plan to realize value. Mission West Properties was one of Triton's few remaining investments.

                             PART II

                        OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

The Company was not involved in any material legal proceedings during the quarter ended February 28, 1997.

ITEM 2.   CHANGES IN SECURITIES

No changes in the rights of the Company's securities occurred during the quarter ended February 28, 1997.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The proposal for sale of all the Company's real estate assets to Spieker Properties, L.P. (see "Management's Discussion and Analysis of Financial Condition and Results of Operation" above) was put to a vote of security holders on December 16, 1996; the sale was approved by approximately 88 percent.

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

MISSION WEST PROPERTIES
      Registrant



By:   /S/    KATRINA L. THOMPSON
    -------------------------------------------------------
             Katrina L. Thompson
             Chief Financial Officer & Secretary
             (Principal Financial and Accounting Officer)
             April 14, 1997