Form 10-Q
period 1997-06-30
MISSION WEST PROPERTIES/NEW/
filed 1997-07-15
CIK 704874

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.  20549

                                      ----------

                                      FORM 10-Q



                   Quarterly Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934



For the quarterly period ended May 31, 1997        Commission File Number 1-8383





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





The number of shares of the Registrant's common stock outstanding as of July 15, 1997 is 1,533,121.

                                        PART I

                                FINANCIAL INFORMATION



ITEM 1.   QUARTERLY FINANCIAL STATEMENTS

Following are three-month second quarter and six-month year-to-date (as applicable) fiscal year 1997 consolidated financial statements (unaudited) and accompanying notes.

                               MISSION WEST PROPERTIES
                             Consolidated Balance Sheets



                                                                                       (Unaudited)
                                                                                          May 31            November 30
                                                      ASSETS                               1997                1996
                                                      ------                           ------------        ------------
Cash and cash equivalents                                                              $  4,943,000        $  3,111,000

Real estate investments (held-for-sale):
    Rental Properties, less accumulated depreciation of $10,422,000
       in 1996 ($44,455,000 pledged in 1996)                                                  -              45,824,000
    Unimproved land ($461,000 pledged in 1996)                                                -                 461,000
                                                                                       ------------        ------------

                                                                                              -              46,285,000
    Less allowance for estimated losses                                                       -              (4,413,000)
                                                                                       ------------        ------------

       Net real estate investments                                                            -              41,872,000

Other assets, less allowances of $18,000 in 1997 and $360,000 in 1996 and accumulated depreciation of $241,000 in 1997 and
    $321,000 in 1996                                                                        593,000           1,341,000
                                                                                       ------------        ------------

                                                                                       $  5,536,000         $46,324,000
                                                                                       ------------        ------------
                                                                                       ------------        ------------


                              LIABILITIES AND SHAREHOLDERS' EQUITY
                              ------------------------------------

Notes payable                                                                       $         -             $30,753,000
Income taxes payable                                                                        525,000               -
Accounts payable and accrued expenses                                                       463,000           1,389,000
                                                                                       ------------        ------------

       Total liabilities                                                                    988,000          32,142,000
                                                                                       ------------        ------------

Shareholders' equity:
    Common stock, no par value, 10,000,000 shares authorized;
       1,533,121 shares issued and outstanding (1,371,121 in 1996)                       20,182,000          19,456,000
    Accumulated deficit                                                                  (1,836,000)         (5,274,000)
    Current cash dividends                                                              (13,798,000)              -
                                                                                       ------------        ------------

       Total shareholders' equity                                                         4,548,000          14,182,000
                                                                                       ------------        ------------

                                                                                       $  5,536,000         $46,324,000
                                                                                       ------------        ------------
                                                                                       ------------        ------------


             See accompanying notes to consolidated financial statements.

                               MISSION WEST PROPERTIES
                      Consolidated Income Statements (Unaudited)
                       (Discontinued Operations -- See Note 2)




                                                           Three Months Ended                        Six Months Ended
                                                     --------------------------------        --------------------------------
                                                        May 31              May 31              May 31              May 31
                                                        1997                1996                1997                1996
                                                    ------------        ------------        ------------        ------------
REVENUES:
    Sales of real estate                              $3,020,000         $    24,000         $50,545,000         $    59,000
    Rental revenues from real estate                     168,000           1,805,000           1,355,000           3,593,000
    Other, including interest                             72,000              81,000             217,000             145,000
                                                    ------------        ------------        ------------        ------------

                                                       3,260,000           1,910,000          52,117,000           3,797,000
                                                    ------------        ------------        ------------        ------------

EXPENSES:
    Costs of real estate sold                          3,142,000               3,000          45,796,000               7,000
    Operating expenses of real estate                     37,000             417,000             246,000             784,000
    Depreciation of real estate                           29,000             342,000             246,000             683,000
    General and administrative                           328,000             239,000             594,000             505,000
    Interest                                               -                 794,000             424,000           1,564,000
                                                    ------------        ------------        ------------        ------------

                                                       3,536,000           1,795,000          47,306,000           3,543,000
                                                    ------------        ------------        ------------        ------------


Income (loss) before income taxes                       (276,000)            115,000           4,811,000             254,000
Provision for (benefit from) income taxes               (318,000)             46,000           1,373,000             102,000
                                                    ------------        ------------        ------------        ------------

NET INCOME                                           $    42,000         $    69,000          $3,438,000         $   152,000
                                                    ------------        ------------        ------------        ------------
                                                    ------------        ------------        ------------        ------------



NET INCOME PER SHARE                                     $  0.03             $  0.05             $  2.34             $  0.11
                                                         -------             -------             -------             -------
                                                         -------             -------             -------             -------


             See accompanying notes to consolidated financial statements.

                               MISSION WEST PROPERTIES
                  Consolidated Statements of Cash Flows (Unaudited)




                                                                                                Six Months Ended
                                                                                       -------------------------------
                                                                                          May 31              May 31
                                                                                           1997                1996
                                                                                        -----------         -----------
Cash flows from operating activities:
    Net income                                                                          $ 3,438,000         $   152,000
    Adjustments to reconcile net income to net cash provided by
         (used for) operating activities:
              Net gain on sales of real estate                                           (4,709,000)              -
              Depreciation                                                                  250,000             688,000
              Tax effect of canceled stock options                                          (33,000)              -
              Changes in assets and liabilities:
                   Decrease (increase) in net real estate investments                         2,000             (36,000)
                   Decrease in other assets                                                 672,000             199,000
                   Increase in income taxes payable                                         525,000               8,000
                   Decrease in accounts payable and accrued expenses                       (705,000)           (292,000)
                                                                                        -----------         -----------

    Net cash provided by (used for) operating activities                                   (560,000)            719,000
                                                                                        -----------         -----------

Cash flows from investing activities:
    Net proceeds from sales of real estate                                               46,184,000               -
    Net maturities of short-term investments                                                  -                 360,000
                                                                                        -----------         -----------

    Net cash provided by investing activities                                            46,184,000             360,000
                                                                                        -----------         -----------

Cash flows from financing activities:
    Repayments of notes payable                                                         (30,753,000)           (516,000)
    Proceeds from stock options exercised                                                   759,000              10,000
    Payment of cash dividends                                                           (13,798,000)              -
                                                                                        -----------         -----------

    Net cash used for financing activities                                              (43,792,000)           (506,000)
                                                                                        -----------         -----------

Net increase in cash and cash equivalents                                                 1,832,000             573,000

Cash and cash equivalents at beginning of period                                          3,111,000             566,000
                                                                                        -----------         -----------

Cash and cash equivalents at end of period                                               $4,943,000          $1,139,000
                                                                                        -----------         -----------
                                                                                        -----------         -----------


             See accompanying notes to consolidated financial statements.

                               MISSION WEST PROPERTIES
                Notes to Consolidated Financial Statements (Unaudited)
                                     May 31, 1997



NOTE 1 -- BASIS OF PRESENTATION

Mission West Properties (the "Company") has historically been engaged in developing, owning, operating, and selling income-producing real estate located principally in southern California. As discussed in Note 2 "Sale of Real Estate Investments/Proposed Sale of Common Stock" below, the Company completed the sale of its entire real estate portfolio during May 1997 and entered into an agreement to sell the remaining corporate entity through a stock transaction.

The Company is 44-percent owned by Alarmguard Holdings, Inc. ("Alarmguard"); this investment was formerly owned by Triton Group Ltd. ("Triton"). On April 15, 1997, Triton merged with Security Holdings, Inc. of Orange, Connecticut and was renamed Alarmguard.

The accompanying consolidated financial statements (unaudited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements have been prepared on a going concern basis assuming continuity of operations and the realization of assets and liquidation of liabilities in the ordinary course of business. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at financial statement date, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The operating results for the interim period are not necessarily indicative of the results to be expected for a full fiscal year or for any future periods. In the opinion of management, the information furnished herein reflects all adjustments, consisting only of normal recurring accruals, that are necessary for a fair presentation of results for the unaudited interim period.


NOTE 2 -- SALE OF REAL ESTATE INVESTMENTS/PROPOSED SALE OF COMMON STOCK

On December 6, 1996, the Company entered into an agreement to sell all its real estate assets to Spieker Properties, L.P. ("Spieker"), a California limited partnership, for $50,500,000 in cash, subject to certain customary conditions.
A special shareholder meeting was held December 16, 1996, at which the Company's shareholders approved the sale of the real estate assets to Spieker.

A majority of the sale transaction was completed January 22, 1997, at which time nine of the Company's 11 real estate properties were sold. The sale of the remaining two properties was completed May 6, 1997. The properties sold consisted of occupied office, light industrial, and R&D buildings and leaseholds, together with hangar and office buildings thereon, in San Diego and Riverside counties, California, and occupied industrial buildings and vacant land in Chandler, Arizona. The total building space sold approximated 815,000 square feet.

The Company received $47,500,000 in cash upon completing the sale of the first portion of the portfolio (nine properties), from which it repaid all debt encumbering the properties and paid the related transaction and closing costs, including $3,000,000 in "break-up" fees from previously terminated sales transactions. Upon completing the sale of the two remaining properties in May 1997, the Company received $2,700,000 cash, from which a majority of the related transaction costs were paid. In accordance with the sales agreement, $300,000 was withheld from the May proceeds to allow for payment of claims relating to representations and warranties made by the Company, as seller. After resolution of such claims, if any, the remaining portion of the $300,000 will be released to the Company on August 6, 1997. The costs of real estate sold reflected in the income statement include the "break-up" fees as well as the Company's net investment in the underlying real estate sold and all other transaction and selling costs.

The Company declared and paid a special dividend of $9.00 per share during February 1997. This dividend represented the available proceeds from the portion of the real estate portfolio that was sold in January 1997.

NOTE 2 -- SALE OF REAL ESTATE INVESTMENTS/PROPOSED SALE OF COMMON STOCK (CONTINUED)

The sale of the real estate portfolio resulted in a substantial gain for the Company. Following the sale of assets and the payment of dividend to shareholders, only nominal assets remain in the Company and, therefore, the resulting corporate entity has virtually no revenue-generating or cash-generating capabilities.

On May 27, 1997, the Company entered into a Stock Purchase Agreement (the "Agreement") with a group of private investors led by Berg & Berg Enterprises, Inc. (collectively, the "Purchaser" or the "Berg Group") of Cupertino, California, pursuant to which the Company will sell 6,000,000 shares of newly issued Common Stock to the Purchaser for a purchase price of $900,000 in cash, or $0.15 per share. The Berg Group comprises privately held firms that have designed, developed, and leased office, R&D, and manufacturing buildings and complexes occupied by Silicon Valley technology companies since 1969. Currently, the Berg Group owns and operates more than 3,500,000 square feet of property. Per terms of the Agreement, after completing the stock sale, the Company intends to distribute cash of up to $3.30 per share to shareholders of record, other than the Purchaser. A special shareholder meeting, scheduled for August 5, 1997, will be held to vote on the contemplated transaction. Upon approval of the transaction (holders of 60 percent of the outstanding shares have agreed to vote in favor of the transaction), the stock sale will be completed in August 1997 and the distribution to shareholders will occur in October 1997. Following completion of the stock sale, the Purchaser will control the Company.


NOTE 3 -- CASH FLOW INFORMATION

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, money market funds, certificates of deposit, commercial paper, and obligations of the U.S. Treasury with an original maturity of 90 days or less. Cash paid during the six months ended May 31 for interest was $410,000 in 1997 and $1,638,000 in 1996. Cash paid for income taxes during the six-month periods was $416,000 in 1997 and $38,000 in 1996.


NOTE 4 -- NOTES PAYABLE

Notes payable comprise the following:
                                                      May 31    November 30
                                                       1997           1996
                                                 -------------- ---------------
Secured notes payable to banks, due 1998 through $        -       $29,365,000
  2001, paid in full during first quarter fiscal year 1997

Secured note payable to insurance company,
due April 1997, paidin full during January
1997                                                      -        1,388,000
                                                 -------------- ---------------
                                                $         -       $30,753,000
                                                 -------------- ---------------
                                                 -------------- ---------------


NOTE 5 -- NET INCOME PER SHARE

Net income per share is based on 1,533,121 and 1,371,121 shares for the quarters ended May 31, and 1,467,253 and 1,369,941 for the six months ended May 31, the weighted average number of shares outstanding during the periods presented for fiscal years 1997 and 1996, respectively. The effect of stock options is either not applicable or is not significant and such effect is not reflected in the per share computations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

SECOND QUARTER FISCAL 1997 COMPARED TO SECOND QUARTER FISCAL 1996

As discussed in Note 2, "Sale of Real Estate Investments/Proposed Sale of Common Stock," to the consolidated financial statements above, the Company sold a majority of its real estate assets in January 1997 and completed the sale of its entire real estate portfolio in May 1997; the May portion of the sale resulted in a loss of approximately $140,000 and left the Company with no operating assets. Prior to the sale(s), the Company had continued to operate the portfolio in a manner consistent with prior periods. Results for the second quarter of fiscal 1997 reflect the effect of the sale of the portfolio: operation of two properties for approximately two months (results similar to the prior year), loss on sale of the two properties, absence of revenue or expenses from the nine properties sold in January 1997 (prior year results reflect full operations for such), absence of interest expense (notes payable secured by real estate were paid in full during the first quarter of 1997), and an increase in general and administrative expenses due to accrual of severance payments upon downsizing of corporate staff.

The sale of the real estate portfolio was in accordance with a December 1996 agreement with Spieker Properties, L.P. ("Spieker"), a California limited partnership, in which Spieker agreed to purchase all the Company's real estate assets for $50,500,000 in cash, subject to certain customary conditions. A special shareholder meeting was held December 16, 1996, at which the Company's shareholders approved the sale.

A majority of the sale transaction was completed January 22, 1997, at which time nine of the Company's 11 real estate properties were sold. The sale of the remaining two properties was completed May 6, 1997. The properties sold consisted of occupied office, light industrial, and R&D buildings and leaseholds, together with hangar and office buildings thereon, in San Diego and Riverside counties, California, and occupied industrial buildings and vacant land in Chandler, Arizona. The total building space sold approximated 815,000 square feet.

Upon completing the sale of the two properties in May 1997, the Company received $2,700,000 cash, from which a majority of the related transaction costs were paid. In accordance with the sales agreement, $300,000 was withheld from the May proceeds to allow for payment of claims relating to representations and warranties made by the Company, as seller. After resolution of such claims, if any, the remaining portion of the $300,000 will be released to the Company on August 6, 1997.


FIRST SIX MONTHS FISCAL 1997 COMPARED TO FIRST SIX MONTHS FISCAL 1996

As discussed above in the second quarter results of operations, the sale of the Company's real estate portfolio had a significant effect on the operations of the Company during the first half of fiscal year 1997. Upon completing the sale of the nine properties during the first quarter of 1997, the Company received $47,500,000 in cash, from which it repaid all debt encumbering the properties (thus eliminating future interest expense) and paid the related transaction and closing costs, including $3,000,000 in "break-up" fees from previously terminated sales transactions. Upon completing the sale of the remaining two properties in May 1997, the Company received $2,700,000 cash, from which a majority of the related transaction costs were paid. In accordance with the sales agreement, $300,000 was withheld from the May proceeds to allow for payment of claims relating to representations and warranties made by the Company, as seller. After resolution of such claims, if any, the remaining portion of the $300,000 will be released to the Company on August 6, 1997.

The Company declared and paid a special dividend of $9.00 per share during February 1997. This dividend represented the available proceeds from the sale of the first portion of the real estate portfolio.

The sale of the real estate portfolio resulted in a gain of approximately $4,709,000 and, coupled with the dividend paid to shareholders, left the Company with no operating assets and minimal cash-generating ability. Results for the first six months of fiscal 1997 reflect the effects of the sale: gain on sale of real estate (net of the "break-up" fees), significantly decreased revenues and expenses from operations of real estate, decreased interest expense, and an increase in general and administrative expenses (severance payments upon downsizing of corporate staff). The Company will continue to incur general and administrative expenses until it completes the stock sale as discussed in Note 2, "Sale of Real Estate Investments/Proposed Sale of Common Stock," to the consolidated financial statements above.

CHANGES IN FINANCIAL POSITION:

MAY 31, 1997 COMPARED TO NOVEMBER 30, 1996

Nearly all changes in the Company's financial position during the first half of fiscal year 1997 resulted from the sale of the Company's real estate portfolio, as discussed above. The real estate assets were sold, all debt encumbering the properties was repaid, a gain on sale of approximately $4,709,000 and the related tax liability were recorded, approximately half of the tax liability was paid, and a $9.00 per share dividend was paid to shareholders.

Upon the January 1997 sale of real estate, vesting of 13,520 stock options was accelerated. During February 1997 all vested stock options, which totaled 162,000 shares, were exercised by the option holders. Total exercise proceeds to the Company were $759,000, which were recognized on a "net exercise" basis. Certain options that did not vest at this time were canceled during March 1997.


LIQUIDITY AND CAPITAL RESOURCES:

As discussed above, the Company has sold its entire real estate portfolio. Additionally, a special dividend to shareholders of $9.00 per share was paid in February 1997; this dividend represented the available net proceeds from the sale of the first portion of the real estate assets. Following the sale of the portfolio and the payment of dividend to shareholders, only nominal assets remain in the Company and, therefore, the resulting corporate entity has virtually no revenue-generating or cash-generating capabilities. During May 1997, the Company entered into an agreement to sell 6,000,000 shares of newly issued Common Stock for a price of $900,000 in cash, or $0.15 per share (see
Note 2, "Sale of Real Estate Investments/Proposed Sale of Common Stock," to the consolidated financial statements above). Per terms of the Agreement, after completing the stock sale, the Company intends to distribute cash of up to $3.30 per share to shareholders of record, other than the Purchaser. A special meeting of the Company's shareholders to vote on the contemplated transaction is scheduled for August 5, 1997. Upon approval of the transaction by shareholders (holders of 60 percent of the outstanding shares have agreed to vote in favor of the transaction), the stock sale will be completed in August 1997 and the distribution to shareholders will occur in October 1997. Following completion of the stock sale, the Purchaser will control the Company.

If the contemplated stock sale is not completed, the Company will reconsider and pursue available strategic alternatives for the corporate entity. These alternatives include a sale of the corporate entity, a possible business or asset acquisition or combination, or an outright liquidation.

Following the January 1997 sale of real estate, reductions in general and administrative ("G&A") expenses of approximately $10,000 per month were made. Effective March 7, 1997, J. Gregory Kasun (President, Chief Executive Officer, and a Director), Harve Filuk (Vice President), and Richard R. Tartre (Director) resigned all positions with the Company. Directors Michael M. Earley and Mark
G. Foletta were appointed to the positions of Chief Executive Officer and Vice President, respectively. Messrs. Earley and Foletta also served as executive officers and directors of Triton and currently provide consulting services to Alarmguard (see Note 1, "Basis of Presentation," to the consolidated financial statements above). The net effect of the management changes further reduced G&A expenses by approximately $15,000 per month. It is anticipated that G&A expenses will continue at a reduced level of approximately $65,000 per month until the proposed stock sale is completed. G&A expenses and other cash needs will be funded by current cash on hand.

The Company is 44-percent owned by Alarmguard Holdings, Inc.; this investment was formerly owned by Triton Group Ltd. On April 15, 1997, Triton merged with Security Holdings, Inc. of Orange, Connecticut and was renamed Alarmguard.

                                       PART II

                                  OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

The Company was not involved in any material legal proceedings during the quarter ended May 31, 1997.


ITEM 2.  CHANGES IN SECURITIES

No changes in the rights of the Company's securities occurred during the quarter ended May 31, 1997.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended May 31, 1997.


ITEM 5.  OTHER INFORMATION

Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS

         (27)   Financial Data Schedule

    (b)  REPORTS ON FORM 8-K

         January 22, 1997 (Amended June 20, 1997) -- Filed for Item 2 Acquisition or Disposition of Assets and Item 7 Financial Statements and Exhibits. The filing was amended to reflect the sale of the two remaining real estate assets to Spieker Properties, L.P. in accordance with the terms of a purchase and sale agreement. Filing included amendment of the pro forma financial statements.

                                      SIGNATURE



Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.



MISSION WEST PROPERTIES
         Registrant





By:  /s/ Katrina L. Thompson
    ----------------------------------------
         Katrina L. Thompson
         Chief Financial Officer & Secretary
         (Principal Financial and Accounting Officer)
         July 15, 1997