Form 10-Q
period 1997-08-31
MISSION WEST PROPERTIES/NEW/
filed 1997-10-10
CIK 704874

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.  20549

                                       -------

                                      FORM 10-Q



                   Quarterly Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934



For the quarterly period ended August 31, 1997    Commission File Number 1-8383





                                MISSION WEST PROPERTIES









Incorporated in California      IRS Employer Identification Number:  95-2635431



Principal Executive Offices:                         Telephone:  (408) 725-0700
    10050 Bandley Drive
    Cupertino, California  95014-2188



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.                 Yes [X] No [ ]

The number of shares of the Registrant's common stock outstanding as of October 8, 1997 is 7,533,121.

                                        PART I

                                FINANCIAL INFORMATION



ITEM 1.  QUARTERLY FINANCIAL STATEMENTS

Following are three-month third quarter and nine-month year-to-date (as applicable) fiscal year 1997 consolidated financial statements (unaudited) and accompanying notes.

                            MISSION WEST PROPERTIES
                          Consolidated Balance Sheets


                                                           (UNAUDITED)     (Unaudited)
                                                            PRO FORMA       August 31      November 30
ASSETS:                                                     (NOTE 2)           1997           1996
                                                           ------------    ------------    ------------
Cash and cash equivalents                                  $  5,275,000    $  5,827,000    $  3,111,000

Real estate investments (held-for-sale):
  Rental properties, less accumulated depreciation of
   $10,422,000 in 1996 ($44,455,000 pledged in 1996)               -               -         45,824,000
  Unimproved land ($461,000 pledged in 1996)                       -               -            461,000
                                                           ------------    ------------    ------------

                                                                   -               -         46,285,000
  Less allowance for estimated losses                              -               -         (4,413,000)
                                                           ------------    ------------    ------------

    Net real estate investments                                    -               -         41,872,000

Other assets, less allowances of $17,000 in 1997 and
  $360,000 in 1996 and accumulated depreciation of
  $215,000 in 1997 and $321,000 in 1996                         209,000         162,000       1,341,000
                                                           ------------    ------------    ------------

                                                           $  5,484,000    $  5,989,000    $ 46,324,000
                                                           ------------    ------------    ------------
                                                           ------------    ------------    ------------

LIABILITIES AND SHAREHOLDERS' EQUITY:

Notes payable                                              $       -       $       -       $ 30,753,000
Dividends/distributions payable                               5,059,000       5,059,000
Income taxes payable                                            120,000         265,000            -
Accounts payable and accrued expenses                           211,000       1,247,000       1,389,000
                                                           ------------    ------------    ------------

    Total liabilities                                         5,390,000       6,571,000      32,142,000
                                                           ------------    ------------    ------------

Shareholders' equity:
  Common stock, no par value, 10,000,000 shares
   authorized, 1,533,121 shares issued and outstanding
   (1,371,121 in 1996)                                       21,082,000      20,182,000      19,456,000
  Accumulated deficit                                        (2,131,000)     (1,907,000)     (5,274,000)
  Current cash dividends/distributions declared             (18,857,000)    (18,857,000)           -
                                                           ------------    ------------    ------------

    Total shareholders' equity                                   94,000        (582,000)     14,182,000
                                                           ------------    ------------    ------------

                                                           $  5,484,000    $  5,989,000    $ 46,324,000
                                                           ------------    ------------    ------------
                                                           ------------    ------------    ------------


        See accompanying notes to consolidated financial statements.

                            MISSION WEST PROPERTIES
               Consolidated Statements of Operations (Unaudited)
                    (Discontinued Operations -- See Note 2)



                                               Three Months Ended            Nine Months Ended
                                            -------------------------    --------------------------
                                            August 31      August 31      August 31       August 31
                                              1997           1996           1997            1996
                                            ----------     ----------    -----------     ----------
REVENUES:
  Sales of real estate                      $   15,000     $   27,000    $50,561,000     $   86,000
  Rental revenues from real estate               5,000      1,749,000      1,360,000      5,342,000
  Other, including interest                     90,000         91,000        307,000        237,000
                                            ----------     ----------    -----------     ----------

                                               110,000      1,867,000     52,228,000      5,665,000
                                            ----------     ----------    -----------     ----------


EXPENSES:
  Costs of real estate sold                     35,000        240,000     45,830,000        247,000
  Operating expenses of real estate            (12,000)       431,000        235,000      1,215,000
  Depreciation of real estate                    -            342,000        246,000      1,026,000
  General and administrative                   223,000        245,000        817,000        749,000
  Interest                                       -            754,000        425,000      2,319,000
                                            ----------     ----------    -----------     ----------

                                               246,000      2,012,000     47,553,000      5,556,000
                                            ----------     ----------    -----------     ----------


Income (loss) before income taxes             (136,000)      (145,000)     4,675,000        109,000
Provision for (benefit from) income taxes      (65,000)       (56,000)     1,308,000         46,000
                                            ----------     ----------    -----------     ----------

NET INCOME (LOSS)                           $  (71,000)    $  (89,000)   $ 3,367,000     $   63,000
                                            ----------     ----------    -----------     ----------
                                            ----------     ----------    -----------     ----------


NET INCOME (LOSS) PER SHARE                    $ (0.05)       $ (0.06)       $  2.26        $  0.05
                                               -------        -------        -------        -------
                                               -------        -------        -------        -------


        See accompanying notes to consolidated financial statements.

                            MISSION WEST PROPERTIES
               Consolidated Statements of Cash Flows (Unaudited)



                                                                              Nine Months Ended
                                                                         ---------------------------
                                                                          August 31       August 31
                                                                            1997            1996
                                                                         -----------     -----------
Cash flows from operating activities:
  Net income                                                             $ 3,367,000     $   63,000
  Adjustments to reconcile net income to net cash provided by
   (used for) operating activities:
    Net gain on sales of real estate                                      (4,676,000)          -
    Depreciation                                                             252,000      1,033,000
    Tax effect of canceled stock options                                     (33,000)          -
    Changes in assets and liabilities:
      Decrease (increase) in net real estate investments                       2,000        (44,000)
      Decrease in other assets                                               801,000        117,000
      Increase (decrease) in income taxes payable                            265,000        (88,000)
      Decrease in accounts payable and accrued expenses                     (813,000)      (197,000)
                                                                         -----------    -----------

  Net cash provided by (used for) operating activities                      (835,000)       884,000
                                                                         -----------    -----------

Cash flows from investing activities:
  Net proceeds from sales of real estate                                  46,443,000           -
  Net maturities of short-term investments                                      -         1,405,000
                                                                         -----------    -----------

  Net cash provided by investing activities                               46,443,000      1,405,000
                                                                         -----------    -----------

Cash flows from financing activities:
  Repayments of notes payable                                            (30,753,000)      (985,000)
  Proceeds from stock options exercised                                      759,000         10,000
  Proceeds from sales of common stock                                        900,000           -
  Payment of cash dividends                                              (13,798,000)          -
                                                                         -----------    -----------

  Net cash used for financing activities                                 (42,892,000)      (975,000)
                                                                         -----------    -----------

Net increase in cash and cash equivalents                                  2,716,000      1,314,000

Cash and cash equivalents at beginning of period                           3,111,000        566,000
                                                                         -----------    -----------

Cash and cash equivalents at end of period                               $ 5,827,000    $ 1,880,000
                                                                         -----------    -----------
                                                                         -----------    -----------


        See accompanying notes to consolidated financial statements.

                            MISSION WEST PROPERTIES
            Notes to Consolidated Financial Statements (Unaudited)
                               August 31, 1997


NOTE 1 -- BASIS OF PRESENTATION

Mission West Properties (the "Company") has historically been engaged in developing, owning, operating, and selling income-producing real estate located principally in southern California. As discussed in Note 2 "Sale of Real Estate Investments/Sale of Common Stock" below, the Company completed the sale of its entire real estate portfolio during May 1997 and completed a sale of the remaining corporate entity through a stock transaction on September 2, 1997.

As of September 2, 1997, the Company is 80-percent owned by a group of private investors led by Berg & Berg Enterprises, Inc. of Cupertino, California. Prior to September 2, 1997, the Company was 44-percent owned by Alarmguard Holdings, Inc., who had merged on April 15, 1997 with the Company's previous 44-percent owner, Triton Group Ltd.

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

NOTE 2 -- SALE OF REAL ESTATE INVESTMENTS/SALE OF COMMON STOCK
          PRO FORMA BALANCE SHEET AND DISCONTINUED OPERATIONS

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

The Company received $47,500,000 in cash upon completing the sale of the first portion of the portfolio (nine properties), from which it repaid all debt encumbering the properties and paid the related transaction and closing costs, including $3,000,000 in "break-up" fees from previously terminated sales transactions. Upon completing the sale of the two remaining properties in May 1997, the Company received $3,000,000 in cash, from which the related transaction and closing costs were paid. The costs of real estate sold reflected in the statement of operations include the "break-up" fees as well as the Company's net investment in the underlying real estate sold and all other transaction and selling costs.

The Company declared and paid a special cash distribution of $9.00 per share to shareholders during February 1997. This distribution represented the available proceeds from the portion of the real estate portfolio that was sold in January 1997.

NOTE 2 (CONTINUED) -- SALE OF REAL ESTATE INVESTMENTS/SALE OF COMMON STOCK
                      PRO FORMA BALANCE SHEET AND DISCONTINUED OPERATIONS

The sale of the real estate portfolio resulted in a substantial gain for the Company. Following the sale of assets and the payment of the distribution to shareholders, only nominal assets remained in the Company and, therefore, the resulting corporate entity had virtually no revenue-generating or cash-generating capabilities.

On May 27, 1997, the Company entered into a Stock Purchase Agreement (the "Agreement") with a group of private investors led by Berg & Berg Enterprises, Inc. (collectively, the "Purchaser" or the "Berg Group") of Cupertino, California, pursuant to which the Company would sell 6,000,000 shares of newly issued common stock to the Purchaser for a purchase price of $900,000 in cash, or $0.15 per share. A special meeting of shareholders was held August 5, 1997, at which the shareholders approved the stock sale transaction.

This sale of common stock was completed September 2, 1997, at which time all officers and Directors resigned and the Berg Group became the controlling shareholder with an 80-percent ownership position in the Company. The Berg Group comprises privately held firms that have designed, developed, and leased office, R&D, and manufacturing buildings and complexes occupied by Silicon Valley technology companies since 1969. Currently, the Berg Group owns and operates more than 3,500,000 square feet of property. Per terms of the Agreement, the Company will pay a cash distribution of $3.30 per share to shareholders on October 21, 1997 for a total distribution of $5,059,000; the record date for this distribution was August 28, 1997.

The Pro Forma balance sheet has been prepared to show the effects that the stock sale and resulting change in Directors and officers would have had on the August 31, 1997 balance sheet, had that transaction occurred prior to the end of the third quarter. The effects reflected in the Pro Forma balance sheet consist of expenses and disbursements that arose upon the closing of the transaction and include the issuance of the common stock, investment advisor fees, former Director and officer severance and other payments, and the related tax effects thereof.

NOTE 3 -- CASH FLOW INFORMATION

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, money market funds, certificates of deposit, commercial paper, and obligations of the U.S. Treasury with an original maturity of 90 days or less. Cash paid during the nine months ended August 31 for interest was $411,000 in 1997 and $2,400,000 in 1996. Cash paid for income taxes during the nine-month periods was $546,000 in 1997 and $38,000 in 1996.

NOTE 4 -- NOTES PAYABLE

Notes payable comprise the following:

                                                                     August 31      November 30
                                                                        1997            1996
                                                                     ---------      -----------
Secured notes payable to banks, due 1998 through 2001, paid in
  full during first quarter fiscal year 1997                         $    -         $29,365,000
Secured note payable to insurance company, due April 1997, paid
  in full during January 1997                                             -           1,388,000
                                                                     ---------      -----------
                                                                     $    -         $30,753,000
                                                                     ---------      -----------
                                                                     ---------      -----------


NOTE 5 -- NET INCOME (LOSS) PER SHARE

Net income (loss) per share is based on 1,533,121 and 1,371,121 shares for the quarters ended August 31, and 1,489,369 and 1,370,336 for the nine months ended August 31, the weighted average number of shares outstanding during the periods presented for fiscal years 1997 and 1996, respectively. The effect of stock options is either not applicable or is not significant and such effect is not reflected in the per share computations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking and Cautionary Statements

Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Reform Act"). The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to shareholders and in press releases. In addition, the Company's representatives may from time to time make oral forward-looking statements. In accordance with the Reform Act, set forth below under "Liquidity and Capital Resources" are cautionary statements that accompany those forward-looking statements. Those cautionary statements identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends.

RESULTS OF OPERATIONS:

THIRD QUARTER FISCAL 1997 COMPARED TO THIRD QUARTER FISCAL 1996

As discussed in Note 2, "Sale of Real Estate Investments/Sale of Common Stock," to the consolidated financial statements above, the Company sold a majority of its real estate assets in January 1997 and completed the sale of its entire real estate portfolio in May 1997, leaving the Company with no operating assets and minimal cash-generating ability. During the third quarter of fiscal 1997, the Company's shareholders approved a change in control of the Company, through a stock sale to a group of private investors completed on September 2, 1997. Additionally, in August 1997, the Board of Directors declared a special cash distribution of $3.30 per share that will be paid to shareholders on October 21, 1997 (record date of August 28, 1997) (the "October Distribution").

Results for the third quarter of fiscal 1997 reflect the fact that the Company had no operations, minimal other assets, and continued to incur overhead expenses to enable completion of the stock sale transaction. Expenses of approximately $65,000 were incurred during the quarter related to the pending stock sale. During the third quarter of the preceding year, the Company had continued to operate its real estate portfolio in the normal course, and had entered into an agreement for sale of the portfolio to a single purchaser (which was completed in fiscal 1997 with a different purchaser). During the third quarter of fiscal 1996, the Company incurred approximately $237,000 in costs associated with the sale of its real estate assets in January and May 1997.

The stock sale was effected in accordance with a May 27, 1997 agreement providing for the sale of 6,000,000 newly issued shares of Common Stock for $0.15 per share to a group of private investors led by Berg & Berg Enterprises, Inc. (the "Berg Group") of Cupertino, California. At a special meeting held on August 5, 1997, the Company's shareholders approved the stock sale. The stock sale was completed on September 2, 1997, subsequent to the end of the third quarter, at which time all current officers and directors of the Company resigned and were replaced by individuals recommended by the Berg Group's representative. Upon completion of the stock sale, the Berg Group owned approximately 79.6 percent of the outstanding shares of the Company.

FIRST NINE MONTHS FISCAL 1997 COMPARED TO FIRST NINE MONTHS FISCAL 1996

The sale of the Company's real estate portfolio in January and May 1997, discussed above, had a significant effect on the operations of the Company during fiscal year 1997. The sale of the real estate portfolio was in accordance with a December 1996 agreement with Spieker Properties, L.P. ("Spieker"), a California limited partnership, in which Spieker agreed to purchase all the Company's real estate assets for $50,500,000 in cash, subject to certain customary conditions. A special meeting of the Company's shareholders was held on December 16, 1996, at which the shareholders approved the sale. Most of the sale transaction was completed on January 22, 1997, at which time the Company sold nine of its eleven real estate properties. The sale of the remaining two properties was completed on May 6, 1997. All debt encumbering the properties and the related transaction and closing costs were paid from the sales proceeds. The properties sold consisted of occupied office, light industrial, and R&D buildings and leaseholds, together with hangar and office buildings thereon, in San Diego and Riverside Counties, California, and occupied industrial buildings and vacant land in Chandler, Arizona. The total building space sold approximated 815,000 square feet. Upon completing the sale of the nine properties during the first quarter of 1997, the Company received $47,500,000 in cash, from which it repaid all debt encumbering the properties (thus eliminating future interest expense) and paid related transaction and closing costs, including $3,000,000 in "break-up" fees from previously terminated sales transactions.

Upon completing the sale of the remaining two properties in May 1997, the Company received $3,000,000 cash, from which related transaction and closing costs also were paid.

FIRST NINE MONTHS FISCAL 1997 COMPARED TO FIRST NINE MONTHS FISCAL 1996 (CONTINUED)

The Company completed the sale of 6,000,000 newly issued shares of Common Stock on September 2, 1997 at $0.15 per share for $900,000. The Company declared and paid a special cash distribution of $9.00 per share to shareholders during February 1997 and declared the October Distribution in August 1997 for payment on October 21, 1997.

The sale of the real estate portfolio resulted in a gain of approximately $4,675,000 and, coupled with the cash distribution paid to shareholders, left the Company with no operating assets and minimal cash-generating ability. Results for the first nine months of fiscal 1997 reflect the effects of the sale: gain on sale of real estate (net of the "break-up" fees), significantly decreased revenues and expenses from operations of real estate, decreased interest expense, and an increase in general and administrative expenses (primarily) due to severance payments upon downsizing of corporate staff, and transaction costs associated with the sale of Common Stock).

CHANGES IN FINANCIAL CONDITION:

AUGUST 31, 1997 COMPARED TO NOVEMBER 30, 1996

Nearly all changes in the Company's financial position during the first nine months of fiscal year 1997 resulted from the sale of the Company's real estate portfolio. Proceeds from the sale of the property were used to pay all debt and a substantial portion of all other liabilities of the Company, as well as the special $9.00 per share distribution to shareholders in February 1997. In addition, the Board of Directors declared the October Distribution, which was reserved by the Company as of August 31, 1997.

In connection with the January 1997 sale of real estate, vesting was accelerated to permit the exercise of stock options for the purchase of 13,520 shares. During February 1997, all vested stock options, totaling 162,000 shares, also were exercised by option holders. Total exercise proceeds to the Company from all such option exercises were $759,000 and were recognized on a "net exercise" basis. Certain unvested options were canceled in March 1997.

The Company completed the sale of 6,000,000 newly issued shares of Common Stock subsequent to August 31, 1997 (see Note 2, "Sale of Real Estate Investments/Sale of Common Stock" to the consolidated financial statements above). The $900,000 purchase price was received on August 5, 1997, and was initially classified as a liability until completion of the sale.

LIQUIDITY AND CAPITAL RESOURCES:

During the first nine months of fiscal 1997, the Company generated cash from the sale of all of its real estate assets and used the proceeds from such sales to retire outstanding debt, fund ongoing operations, pay a special distribution to shareholders and pay tax liabilities. After payment of the October Distribution, only nominal assets will remain in the Company, which will have minimal or no revenue-generating or cash-generating capabilities.

The Company intends to raise capital with a view to maintaining the listing of the Common Stock on the American Stock Exchange ("AMEX") and the Pacific Exchange ("PSE") and enabling the Company to raise more capital for the direct and indirect acquisition of revenue-generating real estate and other assets. The Company may acquire such properties and other assets through direct purchases or the issuance of securities of the Company in exchange for such properties and assets or interests in existing businesses and entities that own such properties and assets. The Company may enter into such transactions with affiliates of Berg & Berg Enterprises, Inc. and Carl E. Berg, the Chief Executive Officer and a director of the Company, which own and operate more than 3,500,000 square feet of Santa Clara County, California properties. There can be no assurance that any such transactions will occur, however.

The Board of Directors has determined, subject to compliance with applicable laws and AMEX requirements, shareholder approval, and the satisfaction of customary conditions, that the Company should effect a 1 for 30 reverse split of the Common

Stock and sell up to 1,250,000 shares of Common Stock at $4.50 per share (post-split) in a private placement to sophisticated investors. The Board of Directors has determined that this price will be approximately equivalent on a post-reverse split basis to the $0.15 per share paid by the Berg Group for shares of Common Stock in September 1997. Moreover, the Board of Directors has determined that $4.50 is an appropriate price for all transactions involving Common Stock and Common Stock equivalents issued by the Company until such time as the Company has acquired revenue-generating properties and other assets, directly or indirectly, and has funds from real estate operations. The ownership interests in the Company held by existing shareholders will be reduced substantially by any of such transactions, any of which may be materially dilutive to all existing shareholders of the Company. If the Company does not raise additional capital or acquire revenue-generating real estate or other assets, the Company believes that the outstanding shares of Common Stock will cease to have value.

Forward-looking statements involve a number of risks and uncertainties. Some of the important factors that could cause actual results to differ materially from those in the forward-looking statements include the following:

  - Future transactions intended to raise capital for the Company and result in the Company's conduct of a new real estate business are subject to applicable California and federal laws, the regulations of stock exchanges or other markets on which the Common Stock is traded, real estate market conditions, stock market conditions, or other factors.

  - Following the October Distribution, the Common Stock will no longer meet the listing requirements of the AMEX and PSE. In the absence of appropriate actions by the Company, there is a risk, therefore, that the Common Stock will be delisted from such exchanges and there may no longer exist a trading market for the Common Stock.

  - If the Company does raise sufficient capital to maintain the AMEX and PSE listings of the Common Stock, but does not re-enter the real estate business during the next fiscal year, the Company may become subject to the Investment Company Act of 1940, as amended, which would entail substantially more regulation of the Company at significant additional expense.

  - At present, approximately 79.6 percent of the outstanding Common Stock is owned by members of the Berg Group. All such shares are subject to a Voting Rights Agreement obligating those shareholders to vote their shares in the manner recommended by Berg & Berg Enterprises, Inc. and Carl E. Berg, who as a result, should be viewed as possessing effective control of the Company. There can be no assurance that such control will be exercised to cause the occurrence of any transaction described in the forward-looking statements.

  - If the Company does re-enter the real estate business, there can be no assurance that the Company's operations will be profitable. There can be no assurance that the price of a share of Common Stock will increase as a result of the Company's acquisition of any real estate or other assets or its future revenue-generating activities, if any.

                                    PART II

                               OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Company was not involved in any material legal proceedings during the quarter ended August 31, 1997.


ITEM 2.  CHANGES IN SECURITIES

No changes in the rights of the Company's securities occurred during the quarter ended August 31, 1997.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The proposed sale of 6,000,000 newly issued shares of Common Stock for $0.15 per share to a group of private investors (see "Management's Discussion and Analysis of Financial Condition and Results of Operation" above) was submitted to a vote by the shareholders at a special meeting held on August 5, 1997. The sale was approved by the affirmative vote of shareholders representing 84.34% of the total outstanding shares of Common Stock. The holders of 1,302,320 shares of Common Stock were represented at the meeting in person or by proxy. There were 1,292,063 shares voted in favor of the proposal, 5,402 shares voted against, 3,955 shares abstaining, and zero broker non-votes.


ITEM 5.  OTHER INFORMATION

The Board of Directors of the Company has determined that the Company should raise additional capital for future operations, subject to compliance with applicable laws, shareholder approval, and certain other conditions, also has determined that the Company should effect a 1 for 30 reverse split of the Common Stock, increase the authorized shares of stock for future issuances to obtain capital and real estate or other assets, or interests in businesses or entities holding such properties or other assets, issue convertible debt securities when practicable, and sell up to 1,250,000 shares of Common Stock at a price of $4.50 per share (post-split) in a private placement to sophisticated investors when practicable.

The foregoing may constitute forward-looking statements within the meaning of the Reform Act. Set forth above under MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - -"Liquidity and Capital Resources" are cautionary statements that identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements. Such cautionary statements are not exclusive and are not intended to identify all such factors. The Company is under no obligation to update or revise any forward-looking statement.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS

         (27)   Financial Data Schedule

    (b)  REPORTS ON FORM 8-K

         September 2, 1997 -- Filed for Item 1 Changes in Control of Registrant and Item 7 Exhibits. On September 2, 1997, 6,000,000 newly issued shares of Common Stock were sold to a group of private investors led by Berg & Berg Enterprises, Inc. (the "Berg Group") for $0.15 per share. After such sale, the Berg Group owns 79.6 percent of the outstanding shares of the Company.

                                   SIGNATURE


Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MISSION WEST PROPERTIES
-----------------------
     Registrant





By: /s/ Michael L. Knapp
    ------------------------------------------------
        Michael L. Knapp
        Chief Financial Officer & Secretary
        (Principal Financial and Accounting Officer)
        October 8, 1997