Form 10-K405
period 1997-12-31
MISSION WEST PROPERTIES/NEW/
filed 1998-03-31
CIK 704874

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                              ------------------------

                                      FORM 10K


(Mark One)
[X] Annual report to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ______________ to ______________

Commission file number 1-8383



                              MISSION WEST PROPERTIES
               (Exact name of registrant as specified in its charter)

              CALIFORNIA                                 95-2635431
    -------------------------------           -------------------------------
    (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION
    INCORPORATION OR ORGANIZATION)                        NUMBER)

                                10050 Bandley Drive
                          Cupertino, California 95014-2188
                      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

        Registrant's telephone number, including area code is (408) 725-0700

                              ------------------------

            Securities registered pursuant to Section 12(b) of the Act:

        Title of Each Class           Name of Each Exchange on Which Registered
       --------------------           -----------------------------------------
       Common, no par value                    American Stock Exchange
                                               Pacific Stock Exchange

            Securities registered pursuant to Section 12(g) of the Act:

                                       None

                              ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on October 17, 1997, as reported on the American Stock Exchange, was approximately $4,617,107. The AMEX halted trading on such date and trading has not yet resumed. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 30, 1998, there were 1,698,536 shares of the Registrant's Common Stock outstanding.

                                                       Exhibit Index on page 19

PART I

In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section as well as in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Documents Incorporated by Reference

The following documents are incorporated by reference into this Form 10-K:

       Definitive Proxy Statement filed on October 21, 1997 for the special meeting of shareholders held on November 10, 1997. This proxy statement is incorporated by reference into Items 4, 5 and 10.

       Prospectus filed on November 26, 1997 as part of a Form S-3 Registration Statement with respect to proposed sales of Common Stock by certain selling shareholders. This Prospectus is incorporated by reference into Items 1, 2, 5, 7, 12, 13.

       Form 8-K filed March 13, 1998 to report the Company changed accountants.


ITEM 1
BUSINESS

OVERVIEW

Mission West Properties (the "Company"), with corporate offices located in Cupertino, California, is a California corporation that historically has been engaged in developing, owning, operating, and selling income-producing commercial real estate.

The Company was formed in 1969 as Palomar Mortgage Investors, a California business trust. It operated as a real estate investment trust ("REIT") (as defined by the Internal Revenue Code), investing primarily in short- and intermediate-term construction and development loans secured by first trust deeds on real property. In 1974, the Company terminated new loan activity except to facilitate the sale of property acquired from borrowers through foreclosure or by deed in lieu of foreclosure and, in 1975, changed its name to Mission Investment Trust. In 1979, the Company terminated its status as a REIT and began to develop and market properties it owned. Since then, the Company has acquired, developed, and sold properties in southern California and Arizona. In 1982, the Company incorporated under its present name.

SALE OF REAL ESTATE PORTFOLIO

In July 1996, the Company entered into an agreement to sell all its real estate assets. This agreement was subsequently terminated and replaced, and the subsequent agreement was also terminated and replaced. On December 6, 1996, the Company entered into an agreement to sell all the real estate assets to Spieker Properties, L.P. ("Spieker"), a California limited partnership, for $50,500,000 in cash, subject to certain conditions customary in a transaction of this type. A special shareholder meeting was held December 16, 1996, at which time the Company's shareholders approved the sale of the real estate assets to Spieker.

A majority of the sale transaction was completed on January 22, 1997, at which time nine of the Company's eleven real estate properties were sold. The sale of the remaining two properties was completed May 6, 1997. The properties sold consisted of occupied office, light industrial, and R&D buildings in San Diego and Riverside counties, California, and occupied industrial buildings and vacant land in Chandler, Arizona.

The Company received $47,500,000 in cash upon completing the sale of the first portion of the portfolio, from which it repaid all debt encumbering the properties and paid a majority of the related transaction and closing costs, including $3,000,000 in "break-up" fees from the terminated sales transactions. Upon completing the sale of the two remaining properties in May 1997, the Company received $3,000,000 in cash, from which the related transaction and closing costs were paid.

In February 1997, the Company declared and paid a special dividend of $9.00 per share to all shareholders of record as of February 19, 1997. The dividend represented the available portion of the proceeds from the sale of the real estate assets. Following the sale of assets and the subsequent payment of dividend to shareholders, only nominal assets remained in the Company and the corporate entity has virtually no revenue-generating or cash-generating capabilities.

On May 27, 1997, the Company entered into a Stock Purchase Agreement (the "Agreement") with a group of private investors led by Berg & Berg Enterprises, Inc. (collectively, the "Purchaser" or the "Berg Group") of Cupertino, California, pursuant to which the Company would sell 6,000,000 shares of newly issued common stock (the "Common Stock") to the Purchaser for a purchase price of $900,000 in cash, or $0.15 per share. A special meeting of shareholders was held August 5, 1997, at which the shareholders approved the stock sale transaction.

This sale of Common Stock was completed September 2, 1997, at which time all officers and directors resigned and the Berg Group became the controlling shareholder with an 80-percent ownership position in the Company. The Berg Group comprises individuals and privately held firms that have designed, developed, and leased office, R&D, and manufacturing buildings and complexes occupied by Silicon Valley technology companies since 1969. Currently, the Berg Group owns and operates more than 3,500,000 square feet of property.
Per terms of the Agreement, the Company paid a cash distribution of $3.30 per share to shareholders on October 21, 1997 for a total distribution of $5,059,000 ("October Distribution"). The record date for this distribution was August 28, 1997. In November 1997, the Company changed its fiscal year end from November 30 to December 31.

WHOLLY OWNED SUBSIDIARIES

The Company has three wholly owned subsidiaries, MIT Realty, Inc. and Mission West Executive Aircraft Center, Inc. ("MWEAC"). MIT Realty, Inc. and MWEAC are inactive entities; they have no signed contracts or commitments.

EMPLOYEES

The Company had no full-time employees as of December 31, 1997. As of March 29, 1998, the Company had six employees.

REAL ESTATE INVESTMENTS AND MARKETING

At December 31, 1997, the Company had no real estate investments. The Company completed its most recent development projects in 1991 and, since that time, has principally focused on managing its real estate portfolio. The Company sold its real estate properties in January and May of 1997 (see
Part I - "Business - Sale of Real Estate Portfolio").

GOVERNMENT REGULATIONS / ENVIRONMENTAL ISSUES

The Company's rental properties were subject to various federal, state, and local regulations such as those addressed by the Americans with Disabilities Act and local building codes. The Company believes that the properties were in substantial compliance with all applicable regulatory requirements through the date of sale.


ITEM 2
PROPERTIES

The Company's corporate offices are located in Cupertino, California, in a building owned by Berg & Berg Developers, aggregating approximately 7000 square feet at a total rental cost of approximately $5,625 per month.

ITEM 3
LEGAL PROCEEDINGS

As of March 16, 1998, there was no litigation pending to which the Company was a party.

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's proxy statement filed with the Securities and Exchange Commission on October 21, 1997 is incorporated herein by reference. The Company held a special meeting of shareholders on November 10, 1997 (the "November Special Meeting"). At the November Special Meeting, the following matters were voted upon by the holders of the Company's outstanding Common Stock, and with respect to each matter, the number of votes for and against and the number of abstentions and broker non-votes are set forth below:

     An amendment and restatement of the Company's Articles of Incorporation to effectuate a 1 for 30 reverse stock split, increase the authorized shares of Common Stock to 200,000,000, authorization of up to 20,000,000 shares of preferred stock and authorization for the Company to issue convertible debt securities. There were 5,841,049 votes for the proposal, 104,520 votes against the proposal, 46,406 abstentions and no broker non-votes.

     Approval of a private placement of 1,250,000 shares of the Company's Common Stock (after taking into account the reverse stock split) for $4.50 per share. There were 5,963,773 votes for the proposal, 24,935 votes against the proposal, 3,267 abstentions and no broker non-votes.

     Approval of the Company's 1997 Stock Option Plan pursuant to which 5,560,000 shares of the Company's Common Stock were reserved for issuance. There were 5,924,033 votes for the proposal, 63,275 votes against the proposal, 4,667 abstentions and no broker non-votes.

PART II

ITEM 5
MARKET FOR REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

The Common Stock is listed on the American Stock Exchange (the "AMEX") and the Pacific Exchange, Inc. under the symbol "MSW", but is not currently trading on either exchange. The AMEX halted trading in the Common Stock at the opening of trading on October 20, 1997 and the AMEX has advised the Company that it will consider a number of factors before making the decision to resume trading.

The following are the high and low sales prices, by quarter, of the Common Stock for the two most recent fiscal years as adjusted to give retroactive effect to the 1 for 30 reverse stock split which was effective as of November 10, 1997:

                                 1997                    1996
                         --------------------    --------------------
                          High         Low        High          Low
                         -------     --------    -------      -------
       1st Quarter(1)    397 1/2     56 1/4(2)   161 1/4      138 3/4
       2nd Quarter       112 1/2     52 1/2        210        138 3/4
       3rd Quarter       153 3/4     93 3/4      247 1/2      187 1/2
       4th Quarter       136 7/8     93 3/4(3)   292 1/2      213 3/4

----------------------
(1) In 1997, the Company changed its fiscal year end from November 30 to December 31. Thus, the first quarter of 1997 includes December 1996.
(2) During the first fiscal quarter in 1997 (on February 27,1997), the Company paid a $9.00 special dividend ($270 adjusted to give retroactive effect to the 1 for 30 reverse stock split).
(3) During the fourth fiscal quarter in 1997 (on October 21, 1997), the Company paid a $3.30 special dividend ($99 adjusted to give retroactive effect to the 1 for 30 reverse stock split).


As of March 30, 1998, the approximate number of holders of record of the Common Stock was 360. The Company paid no dividends during fiscal
1996. The Company declared and paid a special dividend of $9.00 per share on February 27, 1997. Another special dividend of $3.30 per share was paid on October 21, 1997.

See "Item 1 - Business" and "Item 13 - Certain Transactions" for a discussion of the Company's recent private placements.

ITEM 6
SELECTED CONSOLIDATED FINANCIAL DATA

Selected consolidated financial data is derived from the audited financial statements and notes thereto (see Part II - Item 8 "Consolidated Financial Statements and Supplementary Data," below) and is as follows:


                             MISSION WEST PROPERTIES
                        SELECTED CONSOLIDATED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                       _____

                                        One Month
                                          ending                        Year Ending November 30
                                        December 31,    -------------------------------------------------------
                                           1997            1997        1996       1995       1994        1993
                                        ------------    ----------   --------   --------   --------   ---------
RESULTS OF OPERATIONS:
  Revenues                                   $27           $52,295     $7,526     $7,926     $9,297     $7,142
  Net Income (Loss)                         (74)             3,044         35         52    (1,943)    (1,065)
  Basic Income (Loss) per Share(1)        (0.05)             18.48       0.77       1.12      39.69      21.73
  Diluted Income (Loss) per Share(2)      (0.05)             18.48       0.72       1.06      39.69      21.73

FINANCIAL CONDITION:(2)
  Total Assets                            $5,763                 -    $46,324    $47,570    $50,963    $56,236
  Notes Payable                                -                 -     30,753     31,976     34,382     35,938
  Cash Dividend Declared per share(1)        369                 -       0.00       0.00       0.00       1.58
  Weighted Average Shares Outstanding(1)   1,501                 -         46         46         49         49

--------------------------
(1)  As adjusted for the 1 for 30 reverse stock split.
(2)  Balance sheet information as of December 31, 1997.

ITEM 7
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL 1997 COMPARED WITH FISCAL 1996

In November 1997, the Company changed its fiscal year end from November 30 to December 31. Thus, fiscal year 1996 was from December 1, 1995 to November 30, 1996 and fiscal year 1997 was from December 1, 1996 to December 31, 1997. Fiscal year 1998 will be from January 1, 1998 to December 31, 1998.

During the month ended December 31, 1997, the Company held minimal assets, primarily cash and cash equivalents obtained from recent sales of Common Stock and held as temporary investments. Therefore, there was minimal operating activity. During this period, the Company recognized interest income in the amount of $27,000 and general and administrative expenses of $139,000, resulting in a net loss before income tax benefit of $112,000 for the month ended December 31, 1997. Given the insignificant activity relating to the one month ended December 31, 1997, the following discussion relating to the results of operations and changes in financial condition for fiscal year 1997 as compared to fiscal year 1996 is not significantly impacted by the inclusion of a thirteenth month in the fiscal 1997 results.

The sale of the Company's real estate portfolio in January and May 1997 had a significant effect on the operations of the Company during fiscal year 1997. The sale of the real estate portfolio was in accordance with a December 1996 agreement with Spieker Properties, L.P. ("Spieker"), a California limited partnership, in which Spieker agreed to purchase all the Company's real estate assets for $50,500,000 in cash, subject to certain customary conditions. A special meeting of the Company's shareholders was held on December 16, 1996, at which time the shareholders approved the sale. Most of the sale transaction was completed on January 22, 1997, at which time the Company sold nine of its eleven real estate properties. The sale of the remaining two properties was completed on May 6, 1997. All debt encumbering the properties and the related transaction and closing costs were paid from the sales proceeds. The properties sold consisted of occupied office, light industrial, and R&D buildings and leaseholds, together with hangar and office buildings thereon, in San Diego and Riverside Counties, California, and occupied industrial buildings and vacant land in Chandler, Arizona. The total building space sold approximated 815,000 square feet. Upon completing the sale of the nine properties during the first quarter of 1997, the Company received $47,500,000 in cash, from which it repaid all debt encumbering the properties (thus eliminating future interest expense) and paid related transaction and closing costs, including $3,000,000 in "break-up" fees from previously terminated sales transactions.

Upon completing the sale of the remaining two properties in May 1997, the Company received $3,000,000 cash, from which related transaction and closing costs also were paid.

During the third quarter of fiscal 1997, the Company's shareholders approved a change in control of the Company, through a stock sale to a group of private investors led by Berg & Berg Enterprises, Inc. (the "Berg Group"). The Company completed the sale of 6,000,000 newly issued shares of Common Stock on September 2, 1997 at $0.15 per share for $900,000 at which time all current officers and directors of the Company resigned and were replaced by individuals recommended by the Berg Group's representative. Upon completion of the stock sale, the Berg Group owned approximately 79.6 percent of the outstanding shares of the Company.

The Company declared and paid a special cash distribution of $9.00 per share to shareholders during February 1997. Additionally, in August 1997, the Board of Directors declared a special cash distribution of $3.30 per share that was paid to shareholders on October 21, 1997 (record date of August 28, 1997) (the "October Distribution").

In November 1997, the Company completed a private placement of 1,250,000 newly issued shares of Common Stock for $4.50 per share to private investors with aggregate proceeds to the Company of $5,625,000. The private placement occurred after the Company effected a 1 for 30 reverse stock split on November 10, 1997. In October 1997, the Board of Directors of the Company determined that the sale of Common Stock would be at a price $4.50 per share (effectively equivalent to the price that the Berg Group paid in September 1997 prior to the reverse stock split).

The sale of the real estate portfolio resulted in a gain of approximately $4,676,000 and, coupled with the cash distribution paid to shareholders, left the Company with no operating assets and minimal cash-generating ability. Results for fiscal 1997 reflect the effects of the sale of the real estate assets and the two private placements of Common Stock. The gain on sale of real estate (net of the "break-up" fees) significantly decreased revenues and expenses from operations of real estate, decreased interest expense, and increased general and administrative expenses (primarily due to severance payments upon downsizing of corporate staff and transaction costs associated with the sale of Common Stock).

During the fourth quarter of 1997, the Company had only cash and interest income, and operating expenses related to the November private placement. Results for fiscal 1997 reflect the fact that the Company sold all of its real estate assets, after which it had no operations, minimal other assets, and continued to incur overhead expenses to enable completion of the proposed transactions. Expenses of approximately $650,000 were incurred during the fourth quarter related to the proposed transactions. During the preceding fiscal year, the Company had continued to operate its real estate portfolio in the normal course, and had entered into an agreement for sale of the portfolio to a single purchaser (which was completed in fiscal 1997 with a different purchaser).

FISCAL 1996 COMPARED WITH FISCAL 1995

During fiscal year 1996, the Company continued to focus operating efforts on managing its real estate portfolio of ten operating projects; no properties were sold and no development occurred during the year. In addition to managing the portfolio, the Company entered into an agreement to sell the portfolio in July 1996. The agreement was subsequently replaced, a majority of the real estate was finally sold in January 1997.

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

Sales of real estate decreased $287,000 between years, primarily as a result of an unimproved parcel of land sold in 1995. The related costs of real estate sold in fiscal 1995 consist primarily of the land sale, while 1996 costs primarily consist of expenses associated with the agreements to sell the entire portfolio that were not consummated (costs associated with the sale completed in January 1997 were recorded as a cost of sale at that time).

Interest expense decreased $390,000 between years as a result of decreases in outstanding notes payable and in prime lending rates (prime rates averaged
8.3 percent during fiscal 1996 compared to 8.8 percent during fiscal 1995).

CHANGES IN FINANCIAL CONDITION

DECEMBER 31, 1997 COMPARED WITH NOVEMBER 1996

Nearly all changes in the Company's financial position during 1997 resulted from the sale of the Company's real estate portfolio. Proceeds from the sale of the property were used to pay all debt and a substantial portion of all other liabilities of the Company, as well as the special $9.00 per share distribution to shareholders in February 1997. In addition, the Board of Directors declared a special distribution of $3.30 per share which was paid on October 21, 1997 to shareholders of record as of August 28, 1997.

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

The Company completed the sale of 6,000,000 newly issued shares of Common Stock subsequent to August 31, 1997. The $900,000 purchase price was received on August 5, 1997, and was initially classified as a liability until completion of the sale, which occurred on September 2, 1997.

The Company completed the sale of 1,250,000 newly issued shares of Common Stock on November 12, 1997, for an aggregate of $5,625,000.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of fiscal 1997, the Company generated cash from the sale of all of its real estate assets and used the proceeds from such sales to retire outstanding debt, fund ongoing operations, pay a special distribution to shareholders and pay tax liabilities. After payment of the October Distribution, only nominal assets remained in the Company, which has minimal or no revenue-generating or cash-generating capabilities.

The Company has raised capital with a view to maintaining the listing of the Common Stock on the American Stock Exchange ("AMEX") and the Pacific Exchange ("PSE") and enabling the Company to raise more capital for the direct and indirect acquisition of revenue-generating real estate and other assets. The Company may acquire such properties and other assets through direct purchases or the issuance of securities of the Company in exchange for such properties and assets or interests in existing businesses and entities that own such properties and assets. The Company may enter into such transactions with affiliates of Berg & Berg Enterprises, Inc. and Carl E. Berg, the Chief Executive Officer and a director of the Company, which own and operate more than 3,500,000 square feet of Santa Clara County, California properties. There can be no assurance that any such transactions will occur, however.

The Company effected a 1 for 30 reverse split of the Common Stock and sold 1,250,000 shares of Common Stock at $4.50 per share (post-split) in a private placement to accredited investors. The Board of Directors determined that $4.50 was approximately equivalent on a post-reverse split basis to the $0.15 per share paid by the Berg Group for shares of Common Stock in September 1997. Moreover, the Board of Directors has determined that $4.50 is an appropriate price for all transactions involving Common Stock and Common Stock equivalents issued by the Company until such time as the Company has acquired revenue-generating properties and other assets, directly or indirectly, and has funds from real estate operations. The ownership interests in the Company held by existing shareholders will be reduced substantially by any of such transactions, any of which may be materially dilutive to all existing shareholders of the Company. If the Company does not raise additional capital or acquire revenue-generating real estate or other assets, the Company believes that the outstanding shares of Common Stock will cease to have value.

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

     In connection with the October Distribution, the AMEX halted trading of the Common Stock. Trading has not yet resumed. In the absence of appropriate actions by the Company, there is a risk, therefore, that the Common Stock will be de-listed from such exchanges and there may no longer exist a trading market for the Common Stock.

     If the Company does raise sufficient capital to maintain the AMEX and PSE listings of the Common Stock, but does not re-enter the real estate business during the next fiscal year, the Company may become subject to the Investment Company Act of 1940, as amended, which would entail substantially more regulation of the Company at significant additional expense.

     At present, approximately 73.1 percent of the outstanding Common Stock is owned by members of the Berg Group. All such shares are subject to Voting Rights Agreements obligating those shareholders to vote their shares in the manner recommended by Berg & Berg Enterprises, Inc. and Carl E. Berg, who as a result, should be viewed as possessing effective control of the Company. There can be no assurance that such control will be exercised to cause the occurrence of any transaction described in the forward-looking statements.

If the Company does re-enter the real estate business, there can be no assurance that the Company's operations will be profitable. There can be no assurance that the price of a share of Common Stock will increase as a result of the Company's acquisition of any real estate or other assets or its future revenue-generating activities, if any.

ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements and notes thereto appear on pages F-1 to F-17 of this Form 10-K Annual Report.


ITEM 9
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURES

The Company changed accountants on March 12, 1998 and filed a report on Form 8-K with the Commission to report such changes on March 13, 1998.

PART III

ITEM 10

The directors and executive officers of the Company as of March 30, 1998 are as follows:


Name                    Age       Position
-------------------     ---       ----------------------------------------------------------------------
Carl E. Berg(1)          60       Chairman of the Board, Chief Executive Officer, President and Director
Michael Knapp            35       Chief Financial Officer and Secretary and Director(3)
Keith Cocita(1),(2)      53       Director(3)
Roger Kirk(1),(2)        45       Director(3)
Michael O'Rosky          37       Director(3)
Michael J. Anderson      38       Vice President, Chief Operating Officer, and Director
Bradley A. Perkins       40       Vice President, General Counsel and Secretary
Marianne K. Aguiar       31       Vice President of Finance and Controller
John Bolger(1),(2)       51       Director

----------------------------
(1)  Member of the Audit Committee.
(2)  Member of the Compensation Committee.

(3) Effective March 30, 1998, Messrs. Knapp, Cocita, Kirk and O'Rosky resigned all positions with the Company and Mr. Anderson, Ms. Aguiar and Mr. Perkins were appointed to their current offices as set forth above and Messrs. Anderson and Bolger were appointed directors.

The following is a biographical summary of the experience of the executive officers and directors of the Company:

Mr. Berg has served as Chief Executive officer, President and Director of the Company since September of 1997. From 1979 to the present, Mr. Berg has been a general partner of Berg & Berg Developers and a director and officer of Berg & Berg Enterprises, Inc. since its inception. Mr. Berg is also a director of Integrated Device Technologies, Inc., Videonics, Inc., Valence Technology, Inc. and System Integrated Research, Ltd.

Mr. Anderson joined the Company on January 1, 1998. On March 30, 1998, Mr. Anderson was appointed Chief Operating Officer, Vice President and a Director. After seven years as a real estate attorney and partner at Ware & Freidenrich, Palo Alto, California, Mr. Anderson has spent the past six years in private real estate development with Sandhill Homes, LP and Sandhill Property Company.

Mr. Perkins joined the Company on February 2, 1998. On March 30, 1998, Mr. Perkins was appointed Vice President, General Counsel, and Secretary. Mr. Perkins will devote a portion of his time to the Company, a portion to various Berg companies, and a portion of his time to Teledex Corporation (a non-competitive telephone supplier). From November 1991 to January 1998, Mr. Perkins was with Valence Technology, Inc., where he was Vice President, General Counsel and Secretary for the past five years. From August 1988 to November 1991, Mr. Perkins was Assistant General Counsel and Intellectual Property Counsel with VLSI Technology, Inc., a semiconductor manufacturer.

Ms. Aguiar joined the Company on March 29, 1998. On March 30, 1998, Ms. Aguiar was appointed Vice President of Finance and Controller. From June 1996 to March 1998, Ms. Aguiar was with Oasis Residential, Inc. where she served as Vice President, Controller and Treasurer from July 1996 to March 1998. From November 1995 to May 1996, Ms. Aguiar was employed by SBT Accounting Systems where from April 1996 to June 1996, she served as Acting Vice President of Finance and Controller and from November 1995 to April 1996 she served as Assistant Controller. From November 1992 to November 1995, Ms. Aguiar was employed by Coopers & Lybrand LLP where she served as Audit Manager.

Mr. Bolger became a director of the Company on March 30, 1998. Mr. Bolger is a private investor. He was Vice President of Finance and Administration of Cisco Systems, Inc., a networking company, from May 1989 through December 1992. Mr. Bolger is a director of Integrated Device Technology, Inc., Integrated Systems Inc., McAfee Associates, Inc. Sanmina Corporation, TCSI Corporation.

NUMBER, TERMS AND ELECTION OF DIRECTORS

The number of directors is set at five. Each director will serve for a term of one year or until the next annual meeting at which directors are elected. In the election of directors, each shareholder is entitled to one vote for each share of Common Stock held by such shareholder. There are currently two vacancies on the board of directors.

CONTRACTUAL ARRANGEMENTS

In January 1998, the Company entered into an employment agreement with Mr. Anderson, Vice President, Chief Operating Officer and Director, providing that in the case of voluntary termination for good cause (as defined in the agreement) or involuntary termination other than for cause, Mr. Anderson will be entitled to a severance payment of $100,000 and a continuation of medical and other group insurance benefits for six months. In the event such a termination occurs more than 12 months from his hire date, the vesting of Mr. Anderson's stock options will accelerate and options which would have vested in the six month period following his termination date will be vested as of the termination date. Additionally, Mr. Anderson acquired 200,000 shares of Common Stock on March 30, 1998 pursuant to the exercise of an option at $4.50 per share upon delivery of a full recourse note payable in four years or upon termination of employment. Mr. Anderson's note is secured by the shares, which are subject to repurchase by the Company to the extent not vested upon termination of employment.

COMPENSATION OF DIRECTORS

The Company intends to pay its directors who are not officers of the Company fees for their services as directors. Directors will receive annual compensation of $15,000 plus a fee of $1,000 for attendance (in person or by telephone) at each meeting of the board of directors, but not for committee meetings. Officers of the Company who are also directors will not be paid any director fees.

Each member of the Board of Directors who is not an employee of the Company or any of its subsidiaries or affiliates (a "Non-Employee Director") and who becomes a member of the Board of Directors after November 10, 1997, the date on which the 1997 Stock Option Plan was approved by the shareholders of the Company, will automatically receive a grant of an option to purchase 50,000 shares of Common Stock at an exercise price equal to 100% of the fair market value of the Common Stock at the date of grant of such option upon joining the Board of Directors. Such options will become exercisable cumulatively with respect to 1/48th of the underlying shares on the first day of each month following the date of grant. Generally, the options must be exercised while the optionee is a director of the Company.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, executive officers and each beneficial owner of more than ten percent of the Common Stock of the Company are required by Section 16(a) of the Securities Exchange Act of 1934, as amended, to file reports periodically disclosing their transactions in the Company's securities. Based on a review of such reports, no reporting person failed to file required reports on a timely basis during fiscal year 1997.

ITEM 11
EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

All directors and officers who resigned on March 30, 1998 were elected or appointed on September 2, 1997 and all former officers and directors resigned as of the same date. Therefore, no officer who received compensation during the fiscal year ended December 31, 1997 will receive compensation during the fiscal year ending December 31, 1998.

SUMMARY COMPENSATION

Michael M. Early served as Chief Executive Officer, President and Director of the Company from March 7, 1997 through August 1997. Mr. Earley received compensation for such services through the payment by the Company to Triton Group Ltd. (of which Mr. Earley was concurrently the Chief Executive Officer and President) for a total amount of $75,390 ($49,640 paid to the Triton Group Management for general management services, including Mr. Early's services, and $25,750 paid directly to Mr. Early as director's fees).

BENEFIT PLANS

1997 STOCK OPTION PLAN.

No options were granted to any named executive officers during December 1996 or the year ended December 31, 1997.

The Company's 1997 Stock Option Plan (the "Option Plan") was approved by the Company's shareholders on November 10, 1997. The Option Plan was adopted so that the Company may attract and retain the high quality employees, consultants and directors necessary to build the Company's infrastructure and to provide ongoing incentives to the Company's employees in the form of options to purchase the Company's Common Stock by enabling them to participate in the Company's success.

The Option Plan provides for the granting to employees (including officers and directors who are employees) of "incentive stock options" within the meaning of Section 422 of the Code, and for the granting of non-statutory options to employees, consultants and directors, including directors who are neither employees of, nor consultants to, the Company ("Non-Employee Directors"). Options to purchase a maximum of 5,500,000 shares of Common Stock may be granted under the Option Plan, subject to equitable adjustments to reflect certain corporate events.

Each option granted under the Option Plan will be evidenced by a written stock option agreement between the Company and the optionee and generally become exercisable cumulatively as to 20% of the underlying shares on each anniversary of the date of grant for so long as the optionee is employed by or providing service to the Company.

The price per share exercise price of options granted under the Option Plan may not be less than 100% of the fair market value on the date of grant, except in certain specific circumstances, in which case the exercise price may not be less than 110%. Each option may be exercised only to the extent that it is vested. Options must generally be exercised during the optionee's employment or within 30 days following the optionee's termination of status as an employee, consultant or director, unless termination is due to the death or disability of an optionee. If termination of status is due to death or disability of the optionee, an option may be exercised within no more than six months of following the termination.

TERMINATED EMPLOYEE BENEFIT PLANS

As of October 9, 1997, and prior to the adoption of the 1997 Stock Option Plan, the Company terminated all of its employee benefit plans, including a 1990 Director Stock Option Plan, a 1990 Incentive Stock Option Plan, the Mission West Properties Deferred Compensation Plan, amended and restated as of January 11, 1991, the Mission West Properties Deferred Compensation Trust, the Mission West Properties Retirement Plan and the Mission West Properties Stock Purchase Plan (collectively, the "Terminated Plans"). No employees or directors were participating under any of the Terminated Plans. The Company's Board of Directors authorized the Company's officers to take all actions necessary to terminate the Terminated Plans.


The Company filed a Form 11-K relating to the terminated Mission West Properties Stock Purchase Plan for the plan year end March 31, 1997. The Company does not intend to file a Form 11-K for terminated plan this year.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the last completed fiscal year, no current members of the Compensation Committee were officers of the Company. All former officers and directors of the Company resigned as of September 2, 1997, at which time new officers and directors of the Company were elected and appointed. No officer who received compensation in the last completed fiscal year is now an officer. The current member of the Company's Compensation Committee was appointed by the board of directors effective as of March 30, 1998 and is not an officer or employee of the Company.

COMPARISON OF SHAREHOLDER RETURN ON INVESTMENT

The following graph compares the percentage change in the cumulative total shareholder return on the Common Stock of the Company for fiscal years 1993 through 1997, as of each fiscal year end, with (i) the cumulative total return (assuming reinvestment of dividends) of the Russell 2000 Index, a broad equity market index, and (ii) the cumulative total return (assuming reinvestment of dividends) of a peer group of real estate companies with portfolios of income-producing industrial and office properties believed by the Company's management to be comparable to those of the Company.

                     COMPARATIVE FIVE-YEAR TOTAL RETURNS*
              MISSION WEST PROPERTIES, RUSSELL 2000, PEER GROUP
                   (Performance results through 12/31/97**)

                                  [GRAPH]

                      1992       1993       1994       1995       1996       1997
MSW***            $100.00     $91.61    $173.41    $137.42    $255.21    $364.33
Russell 2000      $100.00    $118.98    $117.66    $151.17    $176.14    $215.52
Peer Group        $100.00    $140.17    $147.30    $173.06    $233.23    $320.39

Assumes $100 invested at the close of trading on the last trading day preceding the first day of the fifth preceding fiscal year in MSW Common Stock, Russell 2000, and Peer Group.

*    Cumulative total return assumes reinvestment of dividends.
**   Periods prior to 1997 ended November 30.
***  The last trade for MSW was 10/17/97.

ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of the Company's Common Stock by (i) each person who is a shareholder of the Company holding more than a 5% interest in the Company,
(ii) directors and Named Executives of the Company, and (iii) the directors and officers of the Company as a group. Unless otherwise indicated in the footnotes to the table, all of such interests are owned directly, and the person or entity has sole voting and investment power.

                               BENEFICIAL OWNERSHIP

                                                                COMMON STOCK
                                            -------------------------------------------------------
                                               NUMBER OF SHARES
NAME                                           BENEFICIALLY OWNED(1)           PERCENT OWNERSHIP(1)
------------------------------------        -------------------------         -----------------------
Carl E. Berg(2)                                     27,333(3)                         *
Chairman of the Board, President and
Chief Executive Officer

Clyde J. Berg(2)                                    27,333(3)                         *
c/o Berg & Berg Enterprises, Inc.
10050 Bandley Drive
Cupertino, CA  95014

Berg & Berg Enterprises, Inc.                       27,333(3)                         *
10050 Bandley Drive
Cupertino, CA  95014

Michael J. Anderson                                200,000(4)                        11.8%
Vice President, Chief Operating Officer
and Director

Bradley A. Perkins                                     -0-(5)                          *
Vice President, General Counsel and
Secretary

Marianne K. Aguiar                                     -0-(6)                          *
Vice President Finance and Controller

John C. Bolger                                      24,305                             *
Director
96 Sutherland Drive
Atherton, CA 94027

Thelmer Aalgaard                                    82,973(7)                         4.9%
c/o Berg & Berg Enterprises, Inc.
10050 Bandley Drive
Cupertino, CA 95014

Carl E. Warden(8)                                  117,333                            6.9%
1516 Country Club Drive
Los Altos, CA 94024

Robert L. & Sharon K. Yoerg(9)                     111,111                            6.5%
98 Melanie Lane
Atherton, CA 94027

All Directors and executive officers as a          253,721                           14.6%
group (5 persons)(10)

----------------------------------
*   Less than one percent (1%)

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities and includes securities which such person has the right to acquire beneficial ownership within 60 days. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Percentage ownership calculations are based on 1,698,536 shares, and for optionholders the number of shares currently exercisable under outstanding options.

(2) Carl E. Berg and Clyde J. Berg disclaim beneficial ownership, except to the extent of their pecuniary interest, in the 1,097,959 shares of Common Stock held beneficially and of record by Berg & Berg Enterprises, Inc. ("BBE") of which Carl Berg is an executive officer, director and beneficial owner and Clyde Berg is a director and which, with members of their immediate families, they beneficially own, directly and indirectly, all of the shares of Capital Stock of BBE. Carl E. Berg beneficially owns 53,071 shares of Common Stock as a trustee under various pension and profit sharing plans, some of which are subject to Voting Rights Agreements. Mr. Berg has no investment control over such shares.

(3) Does not include shares of Common Stock which are subject to Voting Rights Agreements. Berg & Berg Enterprises. Inc. and Messrs. Berg disclaim beneficial ownership of such shares because Berg & Berg Enterprises. Inc. has no investment control over such shares and no power to vote such shares. However, holders of such shares are obligated, pursuant to Voting Rights Agreements, to vote such shares as recommended by Carl E. Berg, as agent for Berg & Berg Enterprises, Inc. Both Clyde J. Berg and Carl E. Berg may be deemed the beneficial owner of any shares of Common Stock beneficially owned by Berg & Berg Enterprises. Inc.

(4) Mr. Anderson received a stock option to purchase 400,000 shares of stock, which vests over 4 years as follows: 6.25% on the first six-month anniversary of Mr. Anderson's date of hire, an additional 12.5% on his one-year anniversary, and the remainder in equal amounts on a monthly basis over the remaining 3 years. Mr. Anderson received and exercised a second stock option to purchase an additional 200,000 shares, which are subject to repurchase upon termination of employment on the same vesting schedule as the underlying option. The Company loaned Mr. Anderson the purchase price for this stock.

(5) Mr. Perkins received a stock option to purchase 80,000 shares of stock, which vests over 4 years as follows: 6.25% on the first six-month anniversary of Mr. Perkins' date of hire, an additional 12.5% on his one-year anniversary, and the remainder in equal amounts on a monthly basis over the remaining 3 years.

(6) Ms. Aguiar received a stock option to purchase 75,000 shares of stock, which vests over 4 years as follows: 6.25% on the first six-month anniversary of Ms. Aguiar's date of hire, an additional 12.5% on her one-year anniversary, and the remainder in equal amounts on a monthly basis over the remaining 3 years.

(7) Mr. Aalgaard is a director of Berg & Berg Enterprises, Inc. Includes (i) 33,400 shares held of record by Carl E. Berg, Trustee, Berg & Berg Profit Sharing Plan FBO Thelmer G. Aalgaard Dated 1/1/84, (ii) 4,160 shares held of record by Carl E. Berg, Trustee, Berg & Berg Profit Sharing Plan FBO Thelmer G. Aalgaard Dated 1/1/84, 1997 Contribution, and (iii) 2,220 shares held of record by Thelmer G. Aalgaard, Custodian, Rachel Michaels, Under the California Uniform Gifts to Minor Act.

(8)  Includes 9,333 shares held of record by Carl E. Warden SEP/IRA.

(9) Includes (i) 55,556 shares held of record by Robert L. Yoerg M.D. Trustee, Robert L. Yoerg Professional Corporation Pension Plan and (ii) 11,111 shares held of record by Sharon K. Yoerg, Custodian, Elizabeth A. Yoerg, Under the Uniform Gifts to Minors Act.

(10) Current officers and directors include Carl E. Berg, Michael J. Anderson, Bradley A. Perkins, Marianne K. Aguiar and John C. Bolger.


ITEM 13
CERTAIN TRANSACTIONS

PRIVATE PLACEMENT TRANSACTIONS - COMMON STOCK

In September and November of 1997, the Company sold Common Stock in two private placement transactions. On September 2, 1997, the Company sold 6,000,000 shares of Common Stock at $0.15 per share prior to a 1 for 30 reverse split on the Common Stock (the "Reverse Split"). On November 12, 1997, the Company sold 1,250,000 shares of Common Stock at $4.50 per share after giving effect to the Reverse Split. The purchasers of record of the Common Stock included, among others, the following 5% shareholders, executive officers, directors and affiliates of 5% shareholders, executive officers and directors:

                                                Common Stock
                            ---------------------------------------------------
          Name                September Private           November Private
                                  Placement(1)                Placement
                            ----------------------      -----------------------
Berg & Berg
Enterprises, Inc.(2)                27,333                        -

Thelmer Aalgaard(3)                 12,333                     70,640

Carl E. Warden                      12,333                    105,000

John C. Bolger                      12,333                      9,889

Robert L. And Sharon K. Yoerg                                 111,111

--------------------------
(1)   Reflects post-Reverse Split shares of Common Stock.
(2) Carl E. Berg, President, Chief Executive Officer and Director of the Company, is also an officer and director of BBE. Clyde Berg is a director of BBE. Carl E. Berg, Clyde J. Berg and members of their immediate families are, directly and indirectly, the beneficial owners of all shares of the capital stock of BBE.
(3)   Mr. Aalgard is a director of BBE.

In addition, members of Mr. Aalgaard's immediate family purchased or received as a gift from Mr. Aalgaard an aggregate of 17,772 shares of Common Stock in connection the November Private Placement.

In connection with the September and November private placements, certain purchasers of Common Stock, including Mr. Aalgaard, and Mr. Warden, entered into Voting Rights Agreements with BBE pursuant to which the purchasers agreed to vote their shares of Common Stock as directed by Carl E. Berg on behalf of BBE, on any matter submitted to a vote of the Company's shareholders.

The Voting Rights Agreements terminate at the earliest of the following dates: (i) upon any sale of the purchaser's shares of Common Stock pursuant to a registration statement declared effective under the Securities Act, but only as to the purchaser's shares of Common Stock so sold; (ii) upon the sale of the purchaser's shares of Common Stock pursuant to Rule 144 promulgated under the Securities Act, but only as to the purchaser's shares of Common Stock so sold; or (iii) two years after the effective date of the Voting Rights Agreements.


ITEM 14
EXHIBITS, FINANCIAL STATEMENTS,
FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


    (a) (1) FINANCIAL STATEMENTS -- See Index to Consolidated Financial Statements on page F-1 of this Form 10-K Annual Report.

         (2) REPORT OF INDEPENDENT ACCOUNTANTS -- See Index to Consolidated Financial Statements on F-1 of this Form 10-K Annual Report.

         (3) EXHIBITS -- See Exhibit Index on page 18 of this Form 10-K Annual Report.

    (b) During the last quarter of fiscal 1997, the Company filed a Form 8-K to report under Item 1 thereof that there had been a change in control of the Company. The Form 8-K was filed on September 17, 1997.

    (c)       See Exhibit Index on page 19 of this Form 10-K Annual Report.

EXHIBIT INDEX


EXHIBIT NO.
 3.1*     Amended and Restated Articles of Incorporation of the Registrant
 3.2*     Bylaws of the Registrant, as amended
 4.1      Reference is made to Exhibits 3.1 and 3.2
 4.2*     Form of Common Stock Certificate
13.1*     Annual Report to Shareholders (in lieu of an Annual Report to
          Shareholders, the Registrant will provide a copy of its Report on
          Form 10-K to each of its shareholders)
21.1      Subsidiaries of the Registrant
23.1      Consent of Coopers and Lybrand LLP
23.2      Consent of Price Waterhouse LLP
24.1      Power of Attorney.  Reference is made to page 20 of this report
27.1      Financial Data Schedule

--------------------------
*  INCORPORATED BY REFERENCE.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MISSION WEST PROPERTIES


March 31, 1998                   By:/s/ Carl E. Berg
                                    ------------------------------------------
                                    Carl E. Berg
                                    Chairman of the Board, President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


March 31, 1998                   By: /s/ Marianne K. Aguiar
                                    -------------------------------------------
                                    Marianne K. Aguiar
                                    Vice President of Finance and Controller
                                    (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Carl E. Berg and Bradley A. Perkins or either of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                  TITLE                                 DATE

/s/ Carl E. Berg           Director, Chairman of the Board,      March 31, 1998
-----------------------    President and Chief Executive
Carl E. Berg               Officer (Principal Executive
                           Officer)

/s/ Marianne K. Aguiar     Vice President of Finance and         March 31, 1998
-----------------------    Controller (Principal Financial and
Marianne K. Aguiar         Accounting Officer)

/s/ Michael J. Anderson    Director, Vice President, Chief       March 31, 1998
-----------------------    Operating Officer
Michael J. Anderson

/s/ John Bolger            Director                              March 31, 1998
-----------------------
John Bolger


                                  MISSION WEST
                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






                                                                           Pages
                                                                           -----
CONSOLIDATED FINANCIAL STATEMENTS:
  Report of Independent Accountants. . . . . . . . . . . . . . . . . . . . F-2
  Report of Independent Accountants. . . . . . . . . . . . . . . . . . . . F-3
  Consolidated Balance Sheets as of December 31, 1997 and November
    30, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-3
  Consolidated Statements of Operations for the one month period ended December 31, 1997 and the three years in the period ended
    November 30, 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . F-4
  Consolidated Statements of Changes in Shareholders' Equity for the
    one month period ended December 31, 1997 and the three years in the period ended November 30, 1997 . . . . . . . . . . . . . . . . . . F-5
  Consolidated Statements of Cash Flows for the one month period ended
    December 31, 1997 and the three years in the period ended November
    30, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-6
  Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . F-8

                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and
Shareholders of Mission West Properties

We have audited the consolidated balance sheet of Mission West Properties as described in Note 1 as of December 31, 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year ended November 30, 1997 and the one month period ended December 31, 1997. These financial statements are the responsibility of the management of Mission West Properties. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mission West Properties as of December 31, 1997 and the consolidated results of their operations and their cash flows for the year ended November 30, 1997 and the one month period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                           COOPERS & LYBRAND L.L.P.


San Francisco, California
March 20, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of Mission West Properties

In our opinion, the consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows as of and for each of the two years in the period ended November 30, 1996 (appearing on pages F3 through F6 of Mission West Properties' Annual Report on Form 10-K) present fairly, in all material respects, the financial position, results of operations and cash flows of Mission West Properties and its subsidiaries as of and for each of the two years in the period ended November 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Mission West Properties for any period subsequent to November 30, 1996.



PRICE WATERHOUSE LLP

San Diego, California
February 11, 1997, except as to the 1 for 30 reverse stock split discussed in Note 1, which is as of November 10, 1997

                            MISSION WEST PROPERTIES

                          CONSOLIDATED BALANCE SHEETS

                                   ----------

                                                                              DECEMBER 31,
                                                                                  1997         NOVEMBER 30,
                     ASSETS                                                     (NOTE 2)          1996
                                                                              -------------  -------------
Cash and cash equivalents                                                     $  5,569,000   $  3,111,000
Real estate investments (held-for-sale):
Rental properties, less accumulated depreciation of $  Nil in 1997 and
$10,422,000 in 1996 ($  Nil pledged in 1997 and $44,455,000 pledged in 1996)             -     45,824,000
Unimproved land ($  Nil pledged in 1997 and $461,000 pledged in 1996)                    -        461,000
                                                                              ------------   ------------
                                                                                               46,285,000
Less allowance for estimated losses                                                      -     (4,413,000)
                                                                              ------------   ------------
Net real estate investments                                                              -     41,872,000
Other assets, less allowances of $  nil in 1997 and $360,000 in 1996 and
accumulated depreciation $  nil in 1997 and $321,000 in 1996                       194,000      1,341,000
                                                                              ------------   ------------
                                                                              $  5,763,000  $  46,324,000
                                                                              ------------   ------------
                                                                              ------------   ------------
        LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable                                                                 $          -  $  30,753,000
Accounts payable and accrued expenses                                              552,000      1,389,000
                                                                              ------------   ------------
Total liabilities                                                                  552,000     32,142,000
                                                                              ------------   ------------
Shareholders' equity:
 Preferred stock, no par value, 20,000,000 shares authorized, none issued and outstanding
 Common stock, no par value, 200,000,000 shares authorized, 1,501,104 shares issued and  outstanding at December 31, 1997
  and 45,704 (as adjusted) at November 30, 1996                                 26,707,000     19,456,000
 Less, amounts receivable on private placement                                    (334,000)             -
                                                                              ------------   ------------
                                                                                26,373,000     19,456,000
 Accumulated deficit                                                           (21,162,000)    (5,274,000)
                                                                              ------------   ------------
Total shareholders' equity                                                       5,211,000     14,182,000
                                                                              ------------   ------------
                                                                              $  5,763,000  $  46,324,000
                                                                              ------------   ------------
                                                                              ------------   ------------

See accompanying notes to consolidated financial statements.

                            MISSION WEST PROPERTIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 ------------

                                                    One Month
                                                      Ended
                                                   December 31,               Years Ended November 30,
                                                  -------------    -------------------------------------------
                                                       1997             1997           1996          1995
                                                  --------------   -------------  -------------  -------------
REVENUES:
 Rental revenues from real estate                              -    $ 1,376,000     $7,065,000     $7,146,000
 Sales of real estate                                          -     50,560,000        113,000        400,000
 Other, including interest                            $   27,000        359,000        348,000        380,000
                                                      ----------   ------------     ----------     ----------
                                                          27,000     52,295,000      7,526,000      7,926,000
                                                      ----------   ------------     ----------     ----------
EXPENSES:
 Operating expenses of real estate                             -        246,000      1,643,000      1,783,000
 Depreciation of real estate                                   -        246,000      1,369,000      1,352,000
 Costs of real estate sold                                     -     45,824,000        419,000        324,000
 General and administrative                              139,000      1,467,000        991,000        945,000
 Interest                                                      -        425,000      3,045,000      3,435,000
                                                      ----------   ------------     ----------     ----------
                                                         139,000     48,208,000      7,467,000      7,839,000
                                                      ----------   ------------     ----------     ----------
(Loss) income before income taxes                       (112,000)     4,087,000         59,000         87,000
Benefit/(Provision) for income taxes                      38,000     (1,043,000)       (24,000)       (35,000)
                                                      ----------   ------------     ----------     ----------
Net (loss) income                                      $ (74,000)  $  3,044,000     $   35,000     $   52,000
                                                      ----------   ------------     ----------     ----------
                                                      ----------   ------------     ----------     ----------
Basic net (loss) income per share                      $   (0.05)   $     18.48     $     0.77     $     1.12
                                                      ----------   ------------     ----------     ----------
                                                      ----------   ------------     ----------     ----------
Diluted net (loss) income per share                    $   (0.05)   $     18.48     $     0.72     $     1.06
                                                      ----------   ------------     ----------     ----------
                                                      ----------   ------------     ----------     ----------

See accompanying notes to consolidated financial statements.

                            MISSION WEST PROPERTIES

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                --------------



                                                                  COMMON      ACCUMULATED
                                                                   STOCK        DEFICIT          TOTAL
                                                                -----------   -----------     -----------
           Balance at November 30, 1994                         $20,081,000   $(5,361,000)    $14,720,000
           Redemption and retirement of 3,333 shares               (635,000)            -        (635,000)
           Net income for 1995                                            -        52,000          52,000
                                                                -----------   -----------     -----------
           Balance at November 30, 1995                          19,446,000    (5,309,000)     14,137,000
           Issuance of Common Stock upon option exercise             10,000             -          10,000
           Net income for 1996                                            -        35,000          35,000
                                                                -----------   -----------     -----------
           Balance at November 30, 1996                          19,456,000    (5,274,000)     14,182,000
           Issuance of Common Stock upon private placement after
            reverse stock split                                   5,625,000             -       5,625,000
           Issuance of Common Stock upon option exercise            726,000             -         726,000
           Issuance of Common Stock upon private placement          900,000             -         900,000
           Amounts receivable on private placement                 (334,000)            -        (334,000)
           Dividends paid                                                 -   (18,858,000)    (18,858,000)
           Net income for 1997                                            -     3,044,000       3,044,000
                                                                -----------   -----------     -----------
           Balance at November 30, 1997                                       (21,088,000)      5,285,000
           Net (Loss) for December 1997                                   -       (74,000)        (74,000)
                                                                -----------   -----------     -----------
           Balance at December 31, 1997                         $26,373,000  $(21,162,000)     $5,211,000
                                                                -----------   -----------     -----------
                                                                -----------   -----------     -----------




See accompanying notes to consolidated financial statements.

                            MISSION WEST PROPERTIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 ------------

                                                                      ONE
                                                                      MONTH
                                                                      ENDED                 YEARS ENDED NOVEMBER 30,
                                                                   DECEMBER 31,   -------------------------------------------
                                                                      1997            1997            1996           1995
                                                                   ------------   ------------     ----------     -----------
Cash flows from operating activities:
 Net (loss) income                                                 $  (74,000)   $ 3,082,000     $   35,000      $  52,000
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation                                                               -        246,000      1,379,000      1,360,000
  Deferred income taxes                                                      -              -         35,000        102,000
  Gain on sale of real estate                                                -      4,736,000              -              -
  Changes in assets and liabilities:
  Decrease (increase) in net real estate investments                         -              -        (57,000)        28,000
  Decrease (increase) in other assets                                        -      1,295,000        (94,000)      (549,000)
  Increase (decrease) in accounts payable and accrued expenses          28,000       (849,000)       (77,000)      (395,000)
                                                                     ---------     ----------    -----------     ----------
  Net cash (used in) provided by operating activities                  (46,000)     8,510,000      1,221,000        598,000
                                                                     ---------     ----------    -----------     ----------
Cash flows from investing activities:
 Proceeds from sale of real estate                                           -     36,688,000              -              -
 Net maturities of short-term investments                                    -              -      2,528,000        191,000
                                                                     ---------     ----------    -----------     ----------
                                                                             -     36,688,000      2,528,000        191,000
                                                                     ---------     ----------    -----------     ----------
Cash flows from financing activities:
           Repayments on notes payable                                       -    (30,753,000)    (1,214,000)    (2,415,000)
 Proceeds from issuance of Common Stock upon option exercise                 -        726,000         10,000              -
 Proceeds from issuance of Common Stock upon private placement         150,000      6,041,000              -              -
 Payment of dividends                                                        -    (18,858,000)             -              -
                                                                     ---------     ----------    -----------     ----------
  Net cash provided by (used for) financing activities                 150,000    (42,844,000)    (1,204,000)    (2,415,000)
                                                                     ---------     ----------    -----------     ----------
  Net increase (decrease) in cash and cash equivalents                 104,000      2,354,000      2,545,000     (1,626,000)

Cash and cash equivalents at beginning of period                     5,465,000      3,111,000        566,000      2,192,000
                                                                     ---------     ----------    -----------     ----------
Cash and cash equivalents at end of period                         $ 5,569,000   $  5,465,000   $  3,111,000     $  566,000
                                                                     ---------     ----------    -----------     ----------
                                                                     ---------     ----------    -----------     ----------

See accompanying notes to consolidated financial statements.

                             MISSION WEST PROPERTIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 --------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     GENERAL POLICIES:

     Mission West Properties (the Company) was engaged in developing, owning, operating, and selling income-producing real estate located principally in southern California. As discussed in Note 2 SALE OF REAL ESTATE INVESTMENTS below, the Company entered into an agreement to sell its entire real estate portfolio and a majority of that sale was completed in January 1997, the remainder being completed in May 1997.

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

     INCOME TAXES:

     Income taxes are accounted for in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. Deferred income taxes are provided for all temporary differences and operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.


                                 Continued

                             MISSION WEST PROPERTIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 --------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES GENERAL POLICIES, continued:

     CASH AND CASH EQUIVALENTS:

     Cash and cash equivalents includes cash on hand, money market funds, U.S. Treasury Bills, and certificates of deposit with an original maturity of 90 days or less.

     FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The carrying amounts of the Company's financial instruments as presented are reasonable estimates of those instruments' fair values.

     CONCENTRATIONS OF CREDIT RISK:

     Credit risk is primarily concentrated in cash equivalents, and rent receivables. Cash in excess of operating requirements is invested in U.S. Treasury securities or with federally insured institutions in short-term certificates of deposit.

     FISCAL YEAR CHANGE:

     In November 1997, the Board of Directors approved a change in the Company's fiscal year end from November 30 to December 31, effective the calendar year beginning January 1, 1997. As the transition period is less than one month no separate transition period statements have been prepared. The results for the year ended November 30, 1997 and the one month ended December 31, 1997 are presented.

     REVERSE STOCK SPLIT:

     All share and per share amounts have been adjusted to reflect the 1 for 30 reverse stock split (Note 2).

     ADOPTION OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS:

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (SFAS 128). SFAS 128 establishes standards for computing and presenting earnings per share (EPS). It amends the standards in Accounting Principles Board Opinion (APB) No. 15 (Earnings per Share) for computing EPS by replacing primary earnings per share with basic earnings per share and by altering the calculation of diluted EPS, which replaces fully diluted EPS. Basic EPS excludes potential dilution and is calculated by dividing income available to common stockholders by the weighted average number of outstanding common shares.


                                 Continued

                             MISSION WEST PROPERTIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 --------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES GENERAL POLICIES, continued:

     ADOPTION OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS, continued:

     Basic and diluted EPS figures are required on the face of the income statement for all entities with complex capital structures. In addition, required disclosures include a reconciliation of the numerator and denominator used to calculate basic EPS to the numerator and denominator used to calculate diluted EPS.

     SFAS 128 is effective for fiscal years ending after December 15, 1997, with earlier adoption not permitted. The Company has adopted SFAS 128 effective for its fiscal year ending December 31, 1997.

     The shares for 1996 and 1995 include the weighted average shares outstanding for the year as well as the dilutive effect of Common Stock equivalents, which consist of shares subject to stock options. The computation for weighted average shares is detailed below:


                                           MONTH
                                           ENDED               YEARS ENDED NOVEMBER 30,
                                        DECEMBER 31,       ----------------------------------
                                            1997            1997          1996          1995
                                        ------------       -------      ---------      ------
     Weighted average shares
       outstanding                         1,501,104        164,692         45,684     46,437
     Incremental shares from
       assumed option exercise                     -              -          2,901      2,468
                                           ---------        -------        -------     ------
     Adjusted weighted average shares      1,501,104        164,692         48,585     48,905
                                           ---------        -------        -------     ------
                                           ---------        -------        -------     ------

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME (SFAS 130), which is effective for fiscal years beginning after December 15, 1997. SFAS 130 requires that certain items that qualify as part of comprehensive income be presented in the financial statements. The Company does not expect the impact on its financial statements, if any, to be material.


                                 Continued

                             MISSION WEST PROPERTIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 --------------

2.   SALE OF REAL ESTATE INVESTMENTS AND DISCONTINUED OPERATIONS:

     During July 1996 the Company entered into an agreement to sell all its real estate assets; this agreement was subsequently terminated and replaced, and the subsequent agreement was also terminated and replaced. On December 6, 1996, the Company entered into an agreement to sell all its real estate assets to Spieker Properties, L.P. (Spieker), a California limited partnership, for $50,500,000 in cash, subject to certain conditions customary in a transaction of this type. A special shareholder meeting was held December 16, 1996, at which time the Company's shareholders approved the sale of the real estate assets to Spieker.

     A majority of the sale transaction was completed January 22, 1997, at which time nine of the Company's 11 real estate properties were sold. The nine properties sold consisted of occupied office, light industrial, and R&D buildings in San Diego and Riverside counties, California, and occupied industrial buildings and vacant land in Chandler, Arizona. The total building space sold approximated 685,000 square feet. The two remaining properties consisted of leaseholds, together with hangar and office buildings thereon, comprising approximately 25 percent of the land at Palomar-McClellan Airport in San Diego county, California and the sale was completed May 6, 1997.

     Upon completion of sale of the nine properties, the Company received $47,500,000 in cash, from which it repaid all debt encumbering the properties and paid a majority of the related transaction and closing costs, including $3,000,000 in "break-up" fees from the terminated sales transactions. In accordance with the sales agreement, $300,000 was withheld from the proceeds to allow for satisfaction of any post-closing breaches of representations and warranties made by the Seller and released to the Company after 90 days. Also in accordance with the sales agreement, upon completion of sale of the two leasehold properties, the Company received $3,000,000 in cash, from which it paid related transaction costs.

     The sale of the real estate results in a substantial gain for the Company. The significance of the sale of assets and the subsequent payment of dividends to shareholders is that only nominal assets remain in the Company and, therefore, the resulting corporate entity has virtually no revenue-generating or cash-generating capabilities.

     On February 4, 1997, the Company declared a special dividend of $270.00 per share which was paid on February 27, 1997 to all shareholders of record as of February 19, 1997. This dividend represented the currently available portion of the proceeds from the sale of the real estate assets.

     On May 27, 1997, the Company entered into a Stock Purchase Agreement (the Agreement) with a group of private investors led by Berg & Berg Enterprises, Inc. (collectively, the Purchaser or the Berg Group) of Cupertino, California, pursuant to which the Company would sell 200,000 shares of newly issued Common Stock to the Purchaser for a purchase price of $900,000 in cash, or $4.50 per share. A special meeting of shareholders was held August 5, 1997, at which the shareholders approved the stock sale transaction.


                                 Continued

                             MISSION WEST PROPERTIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 --------------

2.   SALE OF REAL ESTATE INVESTMENTS AND DISCONTINUED OPERATIONS, continued:

     This sale of Common Stock was completed September 2, 1997 (the Initial Investment), at which time all officers and Directors resigned and the Berg Group became the controlling shareholder with an 80-percent ownership position in the Company. The Berg Group comprises individuals and privately held firms that have designed, developed, and leased office, R&D, and manufacturing buildings and complexes occupied by Silicon Valley technology companies since 1969. Currently, the Berg Group owns and operates more than 3,500,000 square feet of property.
     Per terms of the Agreement, the Company paid a cash distribution of $99.00 per share to shareholders on October 21, 1997 for a total distribution of $5,059,000. The record date for this distribution was August 28, 1997.

     Subsequent to the Initial Investment, a series of transactions were approved by the Company's shareholders that included the 1 for 30 reverse stock split, a private placement of 1,250,000 shares of the Company's Common Stock at $4.50 per share and the adoption of the Company's 1997 Stock Option Plan.


                                 Continued

3.   NOTES PAYABLE:

                             MISSION WEST PROPERTIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 --------------

     Notes payable comprise the following:

                                                            DECEMBER 31,          NOVEMBER 30,
                                                               1997                  1996
                                                            ------------          ------------
   Collateralized notes payable to banks,
   due 1998 through 2001, interest rates
   ranging from 9% (fixed) to 9.75% (prime
   plus 1.5%), principal and interest due
   in monthly installments of $290,000, balance
   of principal due at maturity                                  -                 $29,365,000

   Collateralized note payable to insurance company,
   due 1997, interest rate of 10%, principal and
   interest due in monthly installments of $21,000               -                   1,388,000
                                                            ------------          ------------
                                                                 -                 $30,753,000
                                                            ------------          ------------
                                                            ------------          ------------


                                 Continued

                             MISSION WEST PROPERTIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 --------------

3.   NOTES PAYABLE, continued:

     All notes payable were repaid in full upon the sale of a majority of the Company's real estate assets in January 1997 (see Note 2 SALE OF REAL ESTATE INVESTMENTS above).

4.   INCOME TAXES:

     Deferred tax assets (liabilities) comprise the following:

                                             DECEMBER 31,     NOVEMBER 30,
                                                1997              1996
                                             ------------     ------------
   Basis of depreciable assets                 $   -          $ 497,000
   Other                                           -            283,000
                                             ------------     ------------
   Deferred tax assets                             -            780,000
                                             ------------     ------------
   Deferred rental revenue                         -            (39,000)
   Other                                           -            (86,000)
                                             ------------     ------------
   Deferred tax liabilities                        -           (125,000)
                                             ------------     ------------
                                                   -            655,000
   Deferred tax asset valuation allowance          -           (188,000)
                                             ------------     ------------
                                                $  -           $467,000
                                             ------------     ------------
                                             ------------     ------------

     The provision for (benefit from) income taxes reconciles to the statutory rate as follows:

                                                                                  NOVEMBER 30,
                                                              DECEMBER 31,   -----------------------
                                                                 1997          1996           1995
                                                              ------------   --------       --------
    Statutory federal tax rate                                   34.0%          34.0%          34.0%
    Increase (decrease) in taxes resulting from:
    Change in deferred tax asset valuation allowance              1.6          (64.2)          (7.1)


    Alternative minimum taxes                                     -             60.9            -
    State income tax, net of federal tax benefit                 (1.4)           6.1           10.6
    Reconciliation of previous tax estimates                     (8.9)           -              -
    Other                                                         -              3.9            2.7
                                                                 -----          -----          -----
                                                                 25.3%          40.7%          40.2%
                                                                 -----          -----          -----
                                                                 -----          -----          -----


                                 Continued

                             MISSION WEST PROPERTIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 --------------

4.   INCOME TAXES, continued:

     The provision for (benefit from) income taxes comprises the following:

                                                        NOVEMBER 30,
                                 DECEMBER 31,    -----------------------
                                    1997            1996          1995
                                 -----------     ---------      --------
Current:
  Federal                        $  453,000      $(21,000)      $(81,000)
  State                              85,000        10,000         14,000
                                 -----------     ---------      --------
                                    538,000       (11,000)       (67,000)
                                 -----------     ---------      --------
Deferred:
  Federal                           467,000         35,000       102,000
  State                                   -              -             -
                                 -----------     ---------      --------
                                    467,000         35,000       102,000
                                 ----------       --------      --------
                                 $1,005,000       $ 24,000      $ 35,000
                                 ----------       --------      --------
                                 ----------       --------      --------

     As of December 31, 1997, the Company had no deferred tax asset or liability. The provision for (benefit from) income taxes reflects temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. These temporary differences primarily arise from the recognition of rental revenue from real estate, recognition of accrued expenses, capitalized interest, and a different depreciable basis for tax than for financial reporting purposes. The Company carried back federal net operating losses to prior years for refunds and carried forward state net operating losses to be applied against future operating income, if any.

     Due to the uncertainty of realizing the benefit of certain deferred tax assets, including state loss carryforwards, a valuation allowance was established in fiscal year 1994. The net decrease in the valuation allowance during fiscal year 1997 was due to changes in the state loss carryforward amount.

5.   SUPPLEMENTAL CASH FLOW INFORMATION:

   Cash paid during the fiscal year for interest was $410,000, $3,106,000 and $3,566,000 in 1997, 1996 and 1995, respectively. The Company received an income tax refund, net of payments, of


                                 Continued

                             MISSION WEST PROPERTIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 --------------

5.   SUPPLEMENTAL CASH FLOW INFORMATION, continued:

     $17,000 in fiscal year 1996 and paid income taxes, net of refunds, of $546,000 and $258,000 in fiscal years 1997 and 1995, respectively.

     During the first quarter of fiscal year 1995, in a noncash transaction, the Company reacquired and retired 3,333 shares of its Common Stock. This transaction was effected by a transfer of 3,333 shares of the Company's stock from its former majority shareholder to an affiliated tenant, at which point the shareholder's investment in the Company decreased to 49 percent, and an exchange of the 3,333 shares from the affiliated tenant to the Company for real estate assets, consisting of certain tenant improvements, and a modification of lease terms, consisting of an extension of maturity and a reduction in rent.

6.   STOCK OPTIONS AND STOCK PURCHASE PLAN:

     Prior to sale of real estate, the Company had a Director Stock Option Plan and an Incentive Stock Option Plan under which non-salaried directors and officers, respectively, could purchase shares of the Company's stock at a minimum option price based on market value at the date of grant. Options granted under the plans became exercisable ratably over five
     years and expired after a period not to exceed ten years.   At November
     30, 1996, 5,000 and 6,667 shares were authorized under each plan, of which 4,387 and 5,453 were available for grant and 880 and 1,636 were exercisable under the Director Stock Option Plan and the Incentive Stock Option Plan, respectively. Upon the sale of the majority of the Company's real estate assets (see Note 2) the provisions of the Plan accelerated. Such unvested shares at the sale of real estate totaled
     451. All the options described above were exercised or cancelled in February 1997.

     Activity in these plans comprises the following:


                                                                NOVEMBER 30,
                                             DECEMBER 31,    -------------------
                                             1997            1996           1995
                                             -----           -----          -----
   Beginning share balance                    2,967          3,333          3,547
   Exercised (Between $90 and $292.5
   per share)                                (2,747)           (80)             -
   Canceled ($274 per share)                   (220)          (286)          (214)
                                             ------          -----          -----
   Ending share balance                           -          2,967          3,333
                                             ------          -----          -----
                                             ------          -----          -----

     Effective July 1, 1994, the Company granted nonqualified options to purchase 4,167 shares of its Common stock to a key executive. The exercise price of the options is $90.00 per share and the options expire ten years from the date of grant. Options to purchase 2,433 shares of the grant


                                 Continued

                             MISSION WEST PROPERTIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 --------------

6.   STOCK OPTIONS AND STOCK PURCHASE PLAN, continued:

     vested immediately; the remainder of the options become exercisable if specific financial milestones occur. Upon the sale of the real estate assets 2,433 shares were exercised at the $90.00 price. The remaining options were canceled.

     The Company had a Stock Purchase Plan for which all directors and employees are eligible. Under terms of the plan, each eligible participant could contribute up to $3,000 per month, to be invested in shares of the Company's stock purchased on the open market. The Company contributed $0.50 to the plan for each $1.00 contributed by a participant. The total amounts expended by the Company for such contributions during the years ended November 30, 1997, 1996 and 1995 were $3,000, $37,000 and
     $31,000, respectively.

     No options were granted under the aforementioned plans subsequent to 1994.

     The Company's 1997 Stock Option Plan (the Option Plan) was approved by the Company's shareholders on November 10, 1997. The Option Plan was adopted so that the Company may attract and retain the high quality employees, consultants and directors necessary to build the Company's infrastructure and to provide ongoing incentives to the Company's employees in the form of options to purchase the Company's Common Stock by enabling them to participate in the Company's success.

     The Option Plan provides for the granting to employees (including officers and directors who are employees) of "incentive stock options" within the meaning of Section 422 of the Code, and for the granting of non-statutory options to employees, consultants and directors, including directors who are neither employees of, nor consultants to, the Company ("Non-Employee Directors"). Options to purchase a maximum of 5,500,000 shares of Common Stock may be granted under the Option Plan, subject to equitable adjustments to reflect certain corporate events.

     Each option granted under the Option Plan will be evidenced by a written stock option agreement between the Company and the optionee and unless otherwise provided by the Compensation Committee generally becomes exercisable cumulatively as to 20% of the underlying shares on each anniversary of the date of grant for so long as the optionee is employed by or providing service to the Company.

     The price per share exercise price of options granted under the Option Plan may not be less than 100% of the fair market value on the date of grant, except in certain specific circumstances, in which case the exercise price may not be less than 110%. Each option may be exercised only to the extent that it is vested. Options must generally be exercised during the optionee's employment or within 30 days following the optionee's termination of status as an employee, consultant or director, unless termination is due to the death or disability of an optionee. If termination of status is due to death or disability of the optionee, an option may be exercised within no more than six months of following the termination.


                                 Continued

                             MISSION WEST PROPERTIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 --------------

6.   STOCK OPTIONS AND STOCK PURCHASE PLAN, continued:

     Each member of the Board of Directors who is not an employee of the Company or any of its subsidiaries or affiliates (a Non-Employee Director) and who becomes a member of the Board of Directors after November 10, 1997, the date on which the 1997 Stock Option Plan was approved by the shareholders of the Company, will automatically receive a grant of an option to purchase 50,000 shares of Common Stock at an exercise price equal to 100% of the fair market value of the Common Stock at the date of grant of such option upon joining the Board of Directors. Such options will become exercisable cumulatively with respect to 1/48th of the underlying shares on the first day of each month following the date of grant. Generally, the options must be exercised while the optionee is a director of the Company.

     No options were issued under this plan in 1997.