Form 10-Q
period 1998-03-31
MISSION WEST PROPERTIES/NEW/
filed 1998-05-15
CIK 704874

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  ___________

                                   FORM 10-Q


 (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934
       For the quarterly period ended MARCH 31, 1998; or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934
       For the transition period from ____________ to ____________ .


Commission file number 1-8383



                            MISSION WEST PROPERTIES
            (Exact name of registrant as specified in its charter)

          CALIFORNIA                                      95-2635431
-------------------------------                     ----------------------
(STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)


                              10050 BANDLEY DRIVE
                       CUPERTINO, CALIFORNIA 95014-2188
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

     Registrant's telephone number, including area code is (408) 725-0700
                                  ___________

          Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class           Name of Each Exchange on Which Registered
    -------------------           -----------------------------------------
    Common, no par value                   American Stock Exchange
                                        Pacific Exchange, Incorporated

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

                                  ___________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        (1) Yes  X      No                 (2) Yes  X      No
                ----       ----                    ----        ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock no par value                    1,698,536 shares
   -------------------------              -----------------------------
            (Class)                       (Outstanding at May 11, 1998)

                            MISSION WEST PROPERTIES

                                   FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1998




                                     INDEX

                                                                 PAGE
                                                                 ----
PART I   FINANCIAL INFORMATION

 Item 1  Financial Statements:

         Consolidated Balance Sheets as of
         March 31, 1998 and December 31, 1997 .................   3

         Consolidated Statements of Operations
         for the three months ended March 31, 1998 and 1997 ...   4

         Consolidated Statements of Cash Flows
         for the three months ended March 31, 1998 and 1997 ...   5

         Notes to Consolidated Financial Statements ...........   6

 Item 2  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ..................   7


PART II  OTHER INFORMATION

 Item 5  Other Information ....................................   9

 Item 6  Exhibits and Reports on Form 8-K .....................   9


SIGNATURES ....................................................  10

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
Part I - Financial Information

ITEM 1
CONSOLIDATED FINANCIAL STATEMENTS

                            MISSION WEST PROPERTIES

                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                     _____

                                                    March 31, 1998   December 31, 1997
                                                    --------------   -----------------
                                                      (Unaudited)
                     ASSETS
Cash and cash equivalents                               $  5,153         $  5,569
Other assets                                                 329              194
                                                        --------         --------

   Total assets                                         $  5,482         $  5,763
                                                        --------         --------
                                                        --------         --------

      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Accounts payable and accrued expenses                  $    435         $    552
                                                        --------         --------
   Total liabilities                                         435              552
                                                        --------         --------

Stockholders' equity:
 Common stock, no par value, 200,000,000 shares
  authorized 1,698,536 and 1,501,104 shares issued
  and outstanding at March 31, 1998 and December 31,
  1997, respectively                                      27,596           26,707
 Less, amounts receivable on private placement            (1,234)            (334)
                                                        --------         --------
                                                          26,362           26,373
 Accumulated deficit                                     (21,315)         (21,162)
                                                        --------         --------
   Total shareholders' equity                              5,047            5,211
                                                        --------         --------

   Total liabilities and shareholders' equity           $  5,482         $  5,763
                                                        --------         --------
                                                        --------         --------

            The accompanying notes are an integral part of these
                condensed consolidated financial statements.

                            MISSION WEST PROPERTIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)
                                     _____

                                                     Three months ended March 31,
                                                     ----------------------------
                                                          1998           1997
                                                     -------------   ------------
Revenue:
  Rental revenues from real estate                                      $   642
  Other income, including interest                      $      77           131
                                                        ---------       -------
                                                               77           773
                                                        ---------       -------

Expenses:
  Operating expenses of real estate                             -            95
  Depreciation of real estate                                   -           115
  General and administrative                                  230           248
  Interest                                                      -           178
                                                        ---------       -------
    Total expenses                                            230           636
                                                        ---------       -------

(Loss)/income before gain on sale of real estate
 and income taxes                                            (153)          137
Gain on sale of real estate                                     -         4,849
                                                        ---------       -------
(Loss)/income before income taxes                            (153)        4,986
Benefit/(provision) for income taxes                            -        (1,651)
                                                        ---------       -------
Net (loss)/income                                       $    (153)      $ 3,335
                                                        ---------       -------
                                                        ---------       -------
Basic net (loss)/income per share                       $   (0.10)      $ 68.73
Diluted net (loss)/income per share                     $   (0.10)      $ 68.73
                                                        ---------       -------
                                                        ---------       -------
Weighted average number of common shares                1,503,933        48,524
                                                        ---------       -------
                                                        ---------       -------


           The accompanying notes are an integral part of these condensed consolidated financial statements.

                            MISSION WEST PROPERTIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (in thousands, except per share amounts)
                                  (unaudited)
                                     _____

                                                         Three months ended March 31,
                                                         ----------------------------
                                                             1998            1997
                                                         -----------      -----------
Cash flows from operating activities:
  Net (loss)/income                                         $ (153)       $  3,335
  Adjustments to reconcile net income to net cash
    Used in operating activities:
      Net gain on sale of real estate assets                     -          (4,849)
      Depreciation                                               -             115
      Changes in assets and liabilities:                         -
        Net real estate investments                              -             402
        Other assets                                          (135)            599
        Accounts payable and accrued expenses                 (117)              3
                                                            ------        --------
          Net cash used in operating activities               (405)           (395)
                                                            ------        --------

Cash flows from investing activities:
  Net proceeds from sales of real estate                         -          43,518
                                                            ------        --------
    Net cash provided by investing activities                    -          43,518
                                                            ------        --------

Cash flows from financing activities:
  Principal payments on mortgage notes payable                   -         (30,753)
  Proceeds from stock options exercised                          -             759
  Repurchase of common stock                                   (11)              -
  Dividends paid                                                 -         (13,798)
                                                            ------        --------
    Net cash used in financing activities                      (11)        (43,792)
                                                            ------        --------

    Net decrease in cash and cash equivalents                 (416)           (669)
Cash and cash equivalents, beginning                         5,569           3,164
                                                            ------        --------

Cash and cash equivalents, ending                           $5,153        $  2,495
                                                            ------        --------
                                                            ------        --------

Supplemental information:
  Cash paid for interest                                    $    -        $    425
                                                            ------        --------
                                                            ------        --------
  Cash paid for income taxes                                $  115        $    219
                                                            ------        --------
                                                            ------        --------

Supplemental schedule of non-cash investing and
 financing activities:
  Note receivable in connection with the issuance
   of Common Stock                                          $  900        $      -
                                                            ------        --------
                                                            ------        --------


               The accompanying notes are an integral part of these
                   condensed consolidated financial statements.

                            MISSION WEST PROPERTIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (in thousands, except per share amounts)
                                  (unaudited)
                                     _____
1.   BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure which would substantially duplicate the disclosure contained in the Company's 1997 Annual Report on Form 10-K has been omitted.

2.   ISSUANCE OF COMMON STOCK

On March 30, 1998, the Company issued 200,000 shares of common stock at $4.50 per share to an executive officer of the Company in exchange for a $900,000 note receivable payable to the Company. The note is a full recourse promissory note bearing interest at 5.59% and is secured by a pledge of the shares. Interest is payable annually and principal is due March 30, 2003.

3.   NET INCOME PER SHARE

The computation of net income per share is based on the weighted average number of common shares outstanding during the period. Common stock options have not been included in the computation since their inclusion would have no effect on net income per share.

4.   INCOME TAXES

The Company intends to qualify and elect to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ending December 31, 1998. Accordingly, no provision has been made for federal income taxes for the three months ended March 31, 1998.

5.   RECENT ACCOUNTING PRONOUNCEMENTS

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO.130, "REPORTING COMPREHENSIVE INCOME"

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." SFAS 130 is effective for fiscal years beginning after December 15, 1997, and reclassification of financial statements for earlier periods provided for comparative purposes is required. There were no material items that would have impacted the Company's financial position, results of operations, or cash flows.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO.131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION"

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 generally supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." Under SFAS 131, operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997, and restatement of comparative information for earlier years is required. However, SFAS 131 is not required to be applied to interim financial statements in the initial year of application. SFAS 131 will not have a material impact on the Company's financial position, results of operations or cash flows.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto contained herein and the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 1997. The results for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1998.

OVERVIEW

Mission West Properties (the "Company"), with corporate offices located in Cupertino, California, is a California corporation that historically has been engaged in developing, owning, operating, and selling income-producing commercial real estate.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 TO THE THREE MONTHS ENDED MARCH 31, 1997.

During the first quarter of 1998, the Company held minimal assets, primarily cash and cash equivalents obtained from recent sales of common stock. Therefore, there was minimal operating activity during this period. For the three months ended March 31, 1998, the Company recognized interest income in the amount of $77,000 and general and administrative costs of $230,000, resulting in a net loss of $153,000.

During the three months ended March 31, 1997, the Company sold nine of its 11 real estate properties ("the nine properties"). The properties sold consisted of occupied office, light industrial, and R&D buildings in San Diego and Riverside Counties, California, and occupied industrial buildings and vacant land in Chandler, Arizona. The total building space sold
approximated 685,000 square feet.    Subsequent to March 31, 1997, the
remaining two properties, consisting of leaseholds, together with hangar and office buildings, thereon, comprising approximately 25 percent of the land at Palomar-McClellan Airport in San Diego, California were sold. The sale of the two remaining properties was completed in May 1997.

Upon completion of the sale of the nine properties, the Company received $47,200,000 in cash, from which it repaid all debt encumbering the properties (thus the elimination of all future interest expense) and paid a majority of the related transaction and closing costs, including $3,000,000 in "break-up" fees from previously terminated sales transactions. The Company recognized a gain on the sale of the nine properties of $4,849,000.

The Company declared a special dividend of $9.00 per share to shareholders during February 1997. That dividend represented the available portion of the proceeds from the sale of the nine properties.

Following the sale of the nine properties, coupled with the cash dividends paid to shareholders, only cash, receivables, and the two remaining properties were left in the Company and, therefore, the resulting corporate entity had insignificant revenue-generating and cash-generating capabilities and minimal operations, aside from interest income and general and administrative expenses.

CHANGES IN FINANCIAL CONDITION

There were no significant changes in financial condition during the three months ended March 31, 1998, except for the sale of 200,000 shares of common stock at $4.50 per share to an executive officer in exchange for a $900,000 note receivable payable to the Company.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Company's assets consisted principally of cash and cash equivalents obtained from sales of common stock in September and November 1997. Similarly, as of March 31, 1997, the Company's assets were not generating cash to fund operations and active real estate operations had ceased.

The Company has raised capital with a view to maintaining the listing of the common stock on the American Stock Exchange ("AMEX") and the Pacific Stock Exchange ("PSE") and enabling the Company to raise more capital for the direct and indirect acquisition of revenue-generating real estate and other assets. The Company may acquire such properties and other assets through direct purchases or the issuance of securities of the Company in exchange for such properties and assets or interests in existing businesses and entities that own such properties and assets. The Company may enter into such transactions with affiliates of Berg & Berg Enterprises, Inc. and Carl E. Berg, the Chairman of the Board and CEO of the Company, which own and operate more than 3,800,000 square feet of properties in the San Francisco Bay Area region commonly referred to as "Silicon Valley." There can be no assurance that any such transactions will occur, however.

On September 2, 1997, the Company affected a 1 for 30 reverse split of the common stock and sold 1,250,000 shares of common stock at $4.50 per share (post-split) in a private placement to accredited investors. The Board of Directors determined that $4.50 was approximately equivalent on a post-reverse split basis to the $0.15 per share paid by the Berg Group for shares of common stock in September 1997. Moreover, the Board of Directors has determined that $4.50 is an appropriate price for all transactions involving the common stock and common stock equivalents issued by the Company until such time as the Company has acquired revenue-generating properties and other assets, directly or indirectly, and has funds from real estate operations. The ownership interests in the Company held by existing shareholders will be reduced substantially by any of such transactions, any of which may be materially dilutive to all existing shareholders of the Company. If the Company does not raise additional capital or acquire revenue-generating real estate or other assets, the Company believes that the outstanding share of the common stock will cease to have value.

FORWARD LOOKING STATEMENTS

Forward-looking statements involve a number of risks and uncertainties. Some of the important factors that could cause actual results to differ materially from those in the forward-looking statements include the following:

Future transactions intended to raise capital for the Company and result in the Company's conduct of a new real estate business are subject to applicable California and federal laws, the regulations of stock exchanges or other markets on which the common stock of the Company is traded, real estate market conditions, stock market conditions, or other factors.

In October 1997, the AMEX halted trading of the Company's common stock. Trading has not yet resumed. In the absence of appropriate actions by the Company, there is a risk, therefore, that the Company's common stock will be de-listed from such exchanges and there may no longer exist a trading market for the common stock.

If the Company does raise sufficient capital to maintain the AMEX and PSE listings of the Company's common stock, but does not re-enter the real estate business during fiscal year 1998, the Company may become subject to the Investment Company Act of 1940, as amended, which would entail substantially more regulation of the Company at significant additional expense.

At present, approximately 73.1 percent of the outstanding common stock of the Company is owned by members of the Berg Group. All such shares are subject to Voting Rights Agreements obligating those shareholders to vote their shares in the manner recommended by Berg and Berg Enterprises, Inc. and Carl
E. Berg, who as a result, should be viewed as possessing effective control of the Company. There can be no assurance that such control will be exercised to cause the occurrence of any transaction described in the forward-looking statements.

If the Company does re-enter the real estate business, there can be no assurance that the Company's operations will be profitable. There can be no assurance that the price of a share of the Company's common stock will increase as a result of the Company's acquisition of any real estate or other assets or its future revenue-generating activities, if any.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The Company does not believe recently issued accounting standards have a current impact on the Company's financial statements.

------------------------------------------------------------------------------
------------------------------------------------------------------------------
Part II - Other Information

ITEM 5
OTHER INFORMATION

RECENT DEVELOPMENTS

On May 15, 1998, the Company filed a Form S-4 Registration Statement with the Securities and Exchange Commission (the "Commission") including a Proxy Statement / Prospectus with respect to the Company's proposal to reincorporate in the State of Maryland and elect to become a real estate investment trust ("REIT") for federal income tax purposes for its 1998 tax year. In addition, the Proxy Statement / Prospectus pertains to other transactions intended to effectuate the Company's desire to become actively engaged in the business of owning and operating real estate as a self-administered, self-managed and fully-integrated REIT. The proposed transactions will be submitted to the Company's shareholders at a special meeting (the "Special Meeting") at which the shareholders will be asked to approve the following proposals: (1) A proposed private placement of 6,495,058 shares of the Company's Common Stock for $4.50 per share to a group of accredited investors; (2) A proposal for the Company to (i) become the sole general partner and acquire approximately 10.91% of the total partnership interests in each of four existing limited partnerships (collectively the "Operating Partnership") that will own approximately 4.34 million square feet of leased commercial R&D buildings and the right to acquire certain commercial R&D pending building developments consisting of approximately 1.02 million rentable square feet (the "Pending Development Projects") from Carl E. Berg and certain of his affiliates, and (ii) approve the issuance of up to 100,825,478 shares of Common Stock issuable upon the redemption or exchange of 100,825,478 units of limited partnership interests (the "L.P. Units") held by or issuable to Carl E. Berg, certain of his affiliates and other limited partners in the Operating Partnerships, including 33,919,072 L.P. Units that may be issued upon the Operating Partnership's acquisition of the Pending Development Projects; and (3) A proposal to reincorporate the Company under the laws of the State of Maryland through a merger with and into the Company's wholly owned subsidiary Mission West Properties, Inc., a Maryland corporation ("Mission West-Maryland"), which during 1998 intends to elect to become a REIT and to approve the adoption of the charter and bylaws of Mission West-Maryland. The Company intends to set the date of the Special Meeting and distribute the Proxy Statement / Prospectus to the shareholders soon after the Commission has declared the S-4 Registration Statement effective.

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

     a.   EXHIBITS

          None.

     b.   REPORTS ON FORM 8-K

          During the quarter ended March 31, 1998, the Company filed a Form 8-K to report under Item 4 thereof that there had been a change in the Company's certified accountant. The Form 8-K was filed on March 13, 1998.

------------------------------------------------------------------------------
------------------------------------------------------------------------------
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                              MISSION WEST PROPERTIES
                              (Registrant)


Date: May 15, 1998            By: /s/ Marianne K. Aguiar
                                  ------------------------------
                                   Marianne K. Aguiar
                                   Vice President of Finance and Controller
                                   (Principal Financial and Accounting Officer)