Form 10-Q
period 1998-06-30
MISSION WEST PROPERTIES/NEW/
filed 1998-08-14
CIK 704874

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              -----------

                                    FORM 10-Q


 (Mark One)
[X]Quarterly  Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
   Act of 1934 for the quarterly period ended JUNE 30, 1998; or

[ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________ .


Commission file number 1-8383


                             MISSION WEST PROPERTIES
             (Exact name of registrant as specified in its charter)

            CALIFORNIA                             95-2635431
 (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION
  INCORPORATION OR ORGANIZATION)                    NUMBER)

                               10050 BANDLEY DRIVE
                        CUPERTINO, CALIFORNIA 95014-2188
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      Registrant's telephone number, including area code is (408) 725-0700
                                   -----------

           Securities registered pursuant to Section 12(b) of the Act:

       TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH
       Common, no par value                        REGISTERED
                                            American Stock Exchange
                                         Pacific Exchange, Incorporated

      Securities registered pursuant to Section 12(g) of the Act:

                                      None

                                   -----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         (1) Yes  X     No              (2) Yes  X     No
                -----     -----                -----     -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock no par value                 1,698,536 shares
    -------------------------------     --------------------------------
               (Class)                  (Outstanding at August 10, 1998)

                             MISSION WEST PROPERTIES

                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1998




                                      INDEX

                                                                      PAGE
PART I    FINANCIAL INFORMATION

  Item 1  Financial Statements:

          Consolidated Balance Sheets as of June 30, 1998
          and December 31, 1997........................................3

          Consolidated Statements of Operations for the three
          and six months ended June 30, 1998 and 1997..................4

          Consolidated Statements of Cash Flows for the
          six months ended June 30, 1998 and 1997......................5

          Notes to Consolidated Financial Statements...................6

  Item 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................7


PART II   OTHER INFORMATION

  Item 5  Other Information............................................9

  Item 6  Exhibits and Reports on Form 8-K.............................9


SIGNATURES............................................................10

================================================================================
Part I - Financial Information

ITEM 1
CONSOLIDATED FINANCIAL STATEMENTS

                             MISSION WEST PROPERTIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                      -----
                                           June 30, 1998  December 31,
                                                              1997
                                           -------------- --------------
                                             (Unaudited)
                  ASSETS
Cash and cash equivalents                  $      4,224   $    5,569
Other assets                                      1,068          194
                                           -------------- --------------

  Total assets                                   5,292    $    5,763
                                           ============== ==============

   LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued expenses            225    $      552
                                           -------------- --------------
   Total liabilities                               225           552
                                           -------------- --------------

Stockholders' equity:
  Common stock, no par value, 200,000,000
    shares authorized 1,698,536 and
    1,501,104 shares issued and outstanding
    at June 30, 1998 and December 31, 1997,
    respectively                                27,596        26,707
  Less, amounts receivable on private
    placement                                     (941)         (334)
                                           -------------- --------------
                                                26,655        26,373
  Accumulated deficit                          (21,588)      (21,162)
                                           -------------- --------------
   Total shareholders' equity                    5,067         5,211
                                           -------------- --------------
   Total liabilities and shareholders'
     equity                                $     5,292    $    5,763
                                           ============== ==============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MISSION WEST PROPERTIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)
                                    ---------
                                         Three months ended    Six months ended
                                              June 30,             June 30,
                                        -------------------- -------------------
                                           1998       1997      1998      1997
                                       ---------- ---------- --------- ---------
Revenue:
  Rental revenues from real estate             -    $    99         -   $   741
  Other income, including interest        $   64        128   $   141       259
                                       ---------- ---------- --------- ---------
                                              64        227       141     1,000
                                       ---------- ---------- --------- ---------
Expenses:
  Operating expenses of real estate            -          6         -       101
  Depreciation of real estate                  -         16         -       131
  General and administrative                 337        178       567       426
  Interest                                     -          -         -       178
                                       ---------- ---------- --------- ---------
   Total expenses                            337        200       567       836
                                       ---------- ---------- --------- ---------
(Loss)/income before gain on sale of
  real estate and income taxes              (273)        27      (426)      164
(Loss)/gain on sale of real estate             -       (173)        -     4,676
                                       ---------- ---------- --------- ---------
(Loss)/income before income taxes           (273)      (146)     (426)    4,840
Provision for income taxes                     -        266         -    (1,385)
                                       ---------- ---------- --------- ---------
Net (loss)/income                         $ (273)   $   120   $  (426)   3,455
                                       ========== ========== ========= =========
Basic net (loss)/income per share         $(0.16)   $  2.35   $ (0.27)   $69.35
Diluted net (loss)/income per             $(0.16)   $  2.35   $ (0.27)   $69.35
                                       ========== ========== ========= =========
Weighted average number of common
shares outstanding (basic and diluted) 1,698,536     51,104 1,601,770    49,821
                                       ========== ========== ========= =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MISSION WEST PROPERTIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (in thousands, except per share amounts)
                                   (unaudited)
                                      -----

                                                              Six months ended
                                                                   June 30,
                                                          ----------------------
                                                              1998       1997
                                                          ----------- ----------
Cash flows from operating activities:
  Net (loss)/income                                       $    (426)  $  3,455
  Adjustments to reconcile net income to net cash
   Used in operating activities:
    Net gain on sale of real estate assets                        -     (4,676)
    Depreciation                                                  -        131
    Tax effect of cancelled stock options                         -        (33)
    Changes in assets and liabilities:
      Net real estate investments                                 -          2
      Other assets                                             (874)     1,228
      Accounts payable and accrued expenses                    (327)    (1,047)
                                                          ----------- ----------
       Net cash used in operating activities                 (1,627)      (940)
                                                          ----------- ----------

Cash flows from investing activities:
  Net proceeds from sales of real estate                          -     46,443
                                                          ----------- ----------
   Net cash provided by investing activities                      -     46,443
                                                          ----------- ----------
Cash flows from financing activities:
  Principal payments on mortgage notes payable                    -    (30,753)
  Proceeds from issuance of common stock                        293          -
  Proceeds from stock options exercised                           -        759
  Repurchase of common stock                                    (11)         -
  Dividends paid                                                  -    (13,798)
                                                          ----------- ----------
   Net cash used in financing activities                        282    (43,792)
                                                          ----------- ----------
   Net decrease in cash and cash equivalents                 (1,345)     1,711
Cash and cash equivalents, beginning                          5,569      3,164
                                                          ----------- ----------

Cash and cash equivalents, ending                         $   4,224   $  4,875
                                                          =========== ==========
Supplemental information:
  Cash paid for interest                                  $       -   $    178
                                                          =========== ==========
  Cash paid for income taxes                              $     115   $    848
                                                          =========== ==========

Supplemental schedule of non-cash investing and
  financing activities:
  Note receivable in connection with the                  $     900   $      -
     issuance of Common Stock                             =========== ==========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MISSION WEST PROPERTIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)
                                   (unaudited)
                                      -----
1.    BASIS OF PRESENTATION

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

During the second quarter of 1998, the Company received total payments of $293,000 relating to amounts receivable on private placement.

3.    NET INCOME PER SHARE

The computation of net income per share is based on the weighted average number of common shares outstanding during the period. Common stock options have not been included in the computation since their inclusion would have no effect on net income per share.

4.    INCOME TAXES

The Company intends to qualify and elect to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ending December 31, 1998. Accordingly, no provision has been made for federal income taxes for the three and six month periods ended June 30, 1998.

5.    RECENT ACCOUNTING PRONOUNCEMENTS

On June 15, 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), SFAS 133 is effective for fiscal years beginning after June 15, 1999, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. SFAS 133 requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The Company does not believe the application of SFAS 133 will have a material effect on its consolidated financial statements.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto contained herein and the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 1997. The results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1998.

OVERVIEW

Mission West Properties (the "Company"), with corporate offices located in Cupertino, California, is a California corporation that historically has been engaged in developing, owning, operating, and selling income-producing commercial real estate.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1998 TO THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1997.

During the three and six month periods ended June 30, 1998, the Company held minimal assets, primarily cash and cash equivalents obtained from recent sales of common stock. Therefore, there was minimal operating activity during these periods. For the three month period ended June 30, 1998, the Company recognized interest income in the amount of $64,000 and general and administrative costs of $337,000, resulting in a net loss of $273,000. For the six month period ended June 30, 1998, the Company recognized interest income in the amount of $141,000 and general and administrative costs of $567,000, resulting in a net loss of $426,000.

During the six month period ended June 30, 1997, the Company sold its entire real estate portfolio of 11 properties. Nine of the 11 real estate properties ("the nine properties") were sold during the first quarter of 1997. The nine properties consisted of occupied office, light industrial buildings and vacant land in Chandler, Arizona. The remaining two properties were sold in the second quarter of 1997 and consisted of leaseholds, together with hangar and office buildings, thereon, comprising approximately 25 percent of the land at Palomar-McClellan Airport in San Diego, California.

Upon completion of the sale of the nine properties, the Company received $47,200,000 in cash, from which it repaid all debt encumbering the properties (thus the elimination of all future interest expense) and paid a majority of the related transaction and closing costs, including $3,000,000 in "break-up" fees from previously terminated sales transactions. Upon completing the sale of the remaining two properties in the second quarter of 1997, the Company received $3,000,000 cash, from which related transaction and closing costs were paid. The Company recognized a net gain on the sale of the eleven properties of $4,676,000.

The Company declared a special dividend of $9.00 per share to shareholders during February 1997. That dividend represented the available portion of the proceeds from the sale of the nine properties.

Following the sale of the 11 properties, coupled with the cash dividends paid to shareholders, only cash and receivables were left in the Company and, therefore, the resulting corporate entity had insignificant revenue-generating and cash-generating capabilities and minimal operations, aside from interest income and general and administrative expenses.

CHANGES IN FINANCIAL CONDITION

There were no significant changes in financial condition during the six month period ended June 30, 1998, except for the sale of 200,000 shares of common stock at $4.50 per share to an executive officer in exchange for a $900,000 note receivable payable to the Company, as well as the receipt of $293,000 in connection with amounts receivable on private placement.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Company's assets consisted principally of cash and cash equivalents obtained from sales of common stock in September and November 1997.

The Company's Form S-4 Registration Statement No. 333-52835, filed on May 15, 1998, as amended (the "S-4 Registration Statement"), is incorporated by reference into this Form 10-Q.

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

In October 1997, the American Stock Exchange ("AMEX") halted trading of the Company's common stock. Trading has not yet resumed. In the absence of appropriate actions by the Company, there is a risk, therefore, that the Company's common stock will be de-listed from such exchanges and there may no longer exist a trading market for the common stock.

If the Company does raise sufficient capital to maintain the AMEX and the Pacific Stock Exchange ("PSE") listings of the Company's common stock, but does not re-enter the real estate business during fiscal year 1998, the Company may become subject to the Investment Company Act of 1940, as amended, which would entail substantially more regulation of the Company at significant additional expense.

At present, approximately 64.6 percent of the outstanding common stock of the Company is owned by members of the Berg Voting Group. All such shares are subject to Voting Rights Agreements obligating those shareholders to vote their shares in the manner recommended by Berg and Berg Enterprises, Inc. and Carl E. Berg, who as a result, should be viewed as possessing effective control of the Company. There can be no assurance that such control will be exercised to cause the occurrence of any transaction described in the forward-looking statements.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The Company does not believe recently issued accounting standards have a current impact on the Company's financial statements.

YEAR 2000 CONSIDERATIONS

The Company utilizes computer software for its corporate and real property accounting records and to prepare its financial statements. The vendor of the Company's current principal software accounting system has advised the Company that it will provide a Year 2000 compliance software upgrade to the Company in early 1999. If necessary, the Company could prepare all required accounting entries manually without incurring material additional operating expenses.

Conceivably, tenants of the Properties could experience delays in processing their accounting records and making required lease payments, if they encounter Year 2000 compliance problems. The Company does not believe that any such delays would have a material adverse effect on the Company.

================================================================================
Part II - Other Information

ITEM 5
OTHER INFORMATION

RECENT DEVELOPMENTS

The Company's Form S-4 Registration Statement No. 333-52835, filed on May 15, 1998, as amended (the "S-4 Registration Statement"), is incorporated by reference into this Form 10-Q.

On August 6, 1998, Berg & Berg Developers and Microsoft Corporation ("Microsoft") announced that Microsoft had signed a lease with respect to an approximate 515,000 square foot R&D Property to be constructed by Microsoft on the site at L'Avenida in Mountain View, California, which is one of the Pending Development Projects described in the S-4 Registration Statement. Microsoft has announced its intention to use this facility as its Silicon Valley campus.

Under the Pending Projects Acquisition Agreement, which is subject to shareholder approval at the Special Meeting described in the S-4 Registration Statement, the Company would have the right to acquire this Pending Development Project through the Operating Partnerships (described in the S-4 Registration Statement) when the building proposed by Microsoft has been completed and fully leased. The terms of the lease signed on August 6, 1998 provide for a triple net monthly rental rate of approximately $2.95 per square foot, and include other material terms and conditions. Microsoft controls the construction of this facility which is scheduled to be completed in phases between March and May 1999, and subject to certain conditions, the lease requires rental payments to commence in phases in March and May 1999. There can be no assurance that Microsoft will complete this facility, no assurance that the Company will hold the Special Meeting, and no assurance that the shareholders of the Company will approve the Pending Projects Acquisition Agreement. Unless all of the foregoing events occur, the Company will have no right to acquire the L'Avenida Pending Development Project, or any interest therein.

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

      a.   EXHIBITS

           Exhibit 27    Article 5 Financial Data Schedule for 2nd Quarter.

      b.   REPORTS ON FORM 8-K

           During the quarter ended June 30, 1998, the Company filed no reports on Form 8-K.

================================================================================
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                               MISSION WEST PROPERTIES
                                  (Registrant)


Date: August 14, 1998           By: /s/ Marianne K. Aguiar
                                    ----------------------------------------
                                    Marianne K. Aguiar
                                    Vice President of Finance and Controller
                                    (Principal Accounting Officer)