Form 10-Q
period 1998-09-30
MISSION WEST PROPERTIES/NEW/
filed 1998-10-27
CIK 704874

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    Form 10-Q


(MarkOne)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998; or

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

         (1) Yes   X     No             (2) Yes  X      No
                 ------     -----               -----      -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock no par value               1,698,536 shares
     ------------------------------      ------------------------------
     ------------------------------      ------------------------------
                (Class)                   (Outstanding at October 15,
                                                     1998)

                             Mission West Properties

                                    FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1998




                                      INDEX

                                                                    Page
Part I  Financial Information

 Item 1 Financial Statements:

        Consolidated Balance Sheets as of September 30, 1998
        and December 31, 1997........................................3

        Consolidated Statements of Operations for the three
        and nine months ended September 30, 1998 and 1997............4

        Consolidated Statements of Cash Flows for the
        nine months ended September 30, 1998 and 1997................5

        Notes to Consolidated Financial Statements...................6

 Item 2 Management's Discussion and Analysis of Financial
        Condition and Results of Operations.........................11


Part II Other Information

 Item 5 Other Information...........................................16

 Item 6 Exhibits and Reports on Form 8-K............................16


Signatures..........................................................17

===============================================================================
Part I - Financial Information

ITEM 1
CONSOLIDATED FINANCIAL STATEMENTS

                             MISSION WEST PROPERTIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                     -----
                                             September    December 31,
                                             30, 1998         1997
                                           -------------- --------------
                                            (Unaudited)
                  ASSETS
Real estate assets, at cost
  Land                                         $86,715             -
  Buildings and improvements                   422,043             -
                                           -------------- --------------
                                               508,758             -
  Less accumulated depreciation                 (2,638)            -
                                           -------------- --------------
   Net real estate assets                      506,120             -

Cash and cash equivalents                        2,777        $5,569
Deferred rent                                      752             -
Other assets                                     2,559           194
                                           -------------- --------------
  Total assets                                $512,208        $5,763
                                           ============== ==============

   LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Lines of credit                              $39,044
  Mortgage notes payable                       162,222             -
  Mortgage notes payable (related parties)      18,780             -
  Interest payable (related parties)             3,183             -
  Security deposits                              1,793             -
  Prepaid rental income                          3,127             -
  Accounts payable and accrued expenses          3,375          $552
                                           -------------- --------------
   Total liabilities                           231,524           552

Minority interest                              273,740             -
Shareholders' equity:
  Common stock, no par value, 200,000,000
    shares authorized 1,698,536 and
    1,501,104 shares issued and
    outstanding at September 30, 1998
    and December 31, 1997, respectively         27,596        26,707
  Less, amounts receivable on private
    placement                                     (941)         (334)
                                           -------------- --------------
                                                26,655        26,373
  Accumulated (deficit) in excess of
    dividends paid                             (19,711)      (21,162)
                                           -------------- --------------
   Total shareholders' equity                    6,944         5,211
                                           -------------- --------------
   Total liabilities and shareholders'
     equity                                   $512,208        $5,763
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

                             MISSION WEST PROPERTIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)
                                    ---------

                            Three months ended       Nine months ended
                               September 30,           September 30,
                          ------------------------ -----------------------
                             1998        1997         1998        1997
                          ----------- ------------ ----------- -----------
Revenue:
  Rental revenues from
    real estate             $13,317           -      $13,317        $741
  Tenant reimbursements       2,101           -        2,101           -
  Other income, including
    interest                    37         $43          178         302
                          ----------- ------------ ----------- -----------
                             15,455          43       15,596       1,043
                          ----------- ------------ ----------- -----------

Expenses:
  Operating expenses          1,296         262        1,296         363
  Real estate taxes           1,373           -        1,373           -
  Depreciation of real
    estate                    2,638           -        2,638         131
  General and
    administrative              279         295          846         721
  Interest                    1,167           -        1,167         178
  Interest (related
    parties)                  3,183           -        3,183           -
                          ----------- ------------ ----------- -----------
   Total expenses             9,936         557       10,503       1,393
                          ----------- ------------ ----------- -----------

Income/(loss) before gain
  on sale of real estate,
  income taxes and
  minority interest           5,519        (514)       5,093        (350)
Gain on sale of real
  estate                          -          60            -       4,736
                          ----------- ------------ ----------- -----------
Income/(loss) before
  income taxes and
  minority interest           5,519        (454)       5,093       4,386
(Benefit)/provision for
  income taxes                    -        (204)           -       1,181
                          ----------- ------------ ----------- -----------
Income before minority
  interest                    5,519        (250)       5,093       3,205
Minority interest            (5,389)          -       (5,389)          -
                          ----------- ------------ ----------- -----------
  Net income/(loss)            $130       $(250)       $(296)     $3,205
                          =========== ============ =========== ===========
Basic and diluted net
  income / (loss) per
   share                      $0.08      $(2.19)      $(0.18)     $44.83
                          =========== ============ =========== ===========
Weighted average number
  of common shares
  outstanding (basic and
  diluted)                1,698,536     114,126    1,634,220      71,492
                          ============ =========== =========== ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             MISSION WEST PROPERTIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (in thousands, except per share amounts)
                                   (unaudited)
                                     -----

                                                       Nine months
                                                    ended September 30,
                                                    ------------------
                                                      1998      1997
                                                    --------  --------
Cash flows from operating activities:
  Net (loss) / income                                 $(296)   $3,205
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Minority interest                                 5,389         -
    Net gain on sale of real estate assets                -    (4,736)
    Depreciation                                      2,638       131
    Tax effect of cancelled stock options                 -       (33)
  Changes in assets and liabilities:
    Deferred rent                                      (752)        -
    Other assets                                     (2,001)    1,725
    Interest payable (related parties)                3,183         -
    Security deposits                                    52         -
    Prepaid rental income                               449         -
    Accounts payable and accrued liabilities          1,974    (1,634)
                                                    --------  --------
   Net cash provided by (used in) operating
     activities                                      10,636    (1,342)
                                                    --------  --------
Cash flows from investing activities:
  Improvements to real estate assets                   (118)        -
  Net proceeds from sales of real estate                  -    46,443
                                                    --------  --------
   Net cash (used in) provided by investing
     activities                                        (118)   46,443
                                                    --------  --------
Cash flows from financing activities:
  Proceeds from mortgage notes payable              130,000         -
  Principal payments on mortgage notes payable      (14,553)  (30,753)
  Principal payments on mortgage notes payable
    (related parties)                              (129,039)        -
  Proceeds from issuance of common stock                293       876
  Proceeds from stock options exercised                   -       759
  Repurchase of common stock                            (11)        -
  Dividends paid                                          -   (13,798)
                                                    --------  --------
   Net cash (used in) financing activities          (13,310)  (42,916)
                                                    --------  --------
   Net (decrease) increase in cash and cash
     equivalents                                     (2,792)    2,185
Cash and cash equivalents, beginning                  5,569     3,164
                                                    --------  --------
Cash and cash equivalents, ending                    $2,777    $5,349
                                                    ========  ========
Supplemental information:
  Cash paid for interest                             $1,073      $178
                                                    ========  ========
  Cash paid for income taxes                           $115    $1,099
                                                    ========  ========
Supplemental schedule of non-cash investing
  and financing activities:
  Note receivable in connection with the issuance
    of Common Stock                                    $900         -
                                                    ========  ========
  Assumption of lines of credit                     $39,044         -
                                                    ========  ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             MISSION WEST PROPERTIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)
                                   (unaudited)
                                      -----

1.    ACQUISITIONS

The Company completed its acquisition of the sole general partner interests, representing approximately 12.11% of the total partnership interests, in each of four existing limited partnerships (referred to collectively as the "Operating Partnerships") owning approximately 4.34 million square feet of leased buildings used for office, research and development, light manufacturing and assembly located in the portion of the San Francisco Bay Area known as "Silicon Valley", effective as of July 1, 1998. The Company effected the closing by issuing to each of the Operating Partnerships a demand note ("Demand Note") bearing interest at a rate of 7.25% per annum. The total principal amount of the Demand Notes issued in conjunction with the Partnership Closing was $35,200. Each demand note is payable no later than July 1, 2000.

Prior to the Company's acquisition of its general partner interests in the Operating Partnerships, three of the four partnerships (Mission West Properties, L.P., Mission West Properties, L.P. I, and Mission West Properties L.P. II) were controlled by Carl E. Berg and his brother Clyde J. Berg (the "Berg Properties"). The fourth Operating Partnership, Mission West Properties, L.P. III, was previously controlled by John T. Kontrabecki, another Silicon Valley developer, as its sole general partner, and Carl and Clyde Berg owned 50% of that partnership as limited partners.

The acquisition was accounted for as a purchase with the results of the Operating Partnerships included from July 1, 1998. The fair value of the assets acquired was $509,004 and liabilities assumed totaled $238,907.

The pro forma results listed below are unaudited and assume the acquisition occurred at the beginning of each period presented:

                                                  Nine          Nine
                                                 Months        Months
                                                  Ended         Ended
                                                September     September
                                                30, 1998      30, 1997
                                               ------------  ------------
      Total Revenues                             $46,093      $39,230
                                               ------------  ------------
      Expenses:
        Operating expenses                         7,099        6,247
        General and administrative                   846          721
        Interest  expense (including related
          parties)                                11,682       11,860
        Depreciation and amortization              7,936        7,936
                                               ------------  ------------
         Total expenses                           27,563       26,764
                                               ------------  ------------
      Income before minority interest, gain
        on sale of real estate and income taxes   18,530       12,466
      Minority interest                           18,129       12,799
                                               ------------  ------------
      Income / (loss) before gain on sale of
        real estate and income taxes                 401         (333)
      Gain on sale of real estate                      -        4,736
                                               ------------  ------------
      Income / (loss) before income taxes           $401       $4,403
      (Provision) for income taxes                     -       (1,181)
                                               ------------  ------------
      Net income                                    $401       $3,222
                                               ============  ============
      Basic and diluted net income per share       $0.25       $45.07
                                               ============  ============

2.    SUMMARY OF SIGNIFICANT POLICIES

      BASIS OF PRESENTATION:

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, including the Operating Partnerships. All significant intercompany balances have been eliminated in consolidation.

      The financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.

      REVENUE RECOGNITION:

      Rental income is recognized on a straight-line method of accounting under which contractual rent payment increases are recognized evenly over the lease term. Certain lease agreements contain terms which provide for additional rents based on reimbursement of certain costs. These additional rents are reflected on the accrual basis.

      RENTAL PROPERTY:

      Property and equipment is stated at the lower of cost or fair value. Cost includes expenditures for improvements or replacements. Maintenance and repairs are charged to expense as incurred. Gains and losses from sales are included in income in accordance with Statement of Financial Accounting Standard No. 66, Accounting for Sales of Real
      Estate.

      Investments in real estate are stated at the lower of depreciated cost or estimated fair value. On a property-by-property basis, fair value for financial reporting purposes is periodically evaluated by the Company using undiscounted cash flows. If any potential impairments are identified, they are measured by the property's fair value based on either the property's expected net cash flow or sales comparables, less estimated carrying costs throughout the anticipated holding period, plus the estimated sales proceeds from the ultimate disposition. Should the carrying value of a property exceed the estimated fair value, a provision for the decrease in net realizable value is recorded. Estimated fair value is not necessarily an indication of the property's current value or the amount that would be realized upon the ultimate disposition. As of September 30, 1998, no properties had carrying values that exceeded the estimated fair values.

      DEPRECIATION:

      Depreciation is computed using the straight-line method over estimated useful lives of 40 years for buildings and improvements.

      NET INCOME PER SHARE:

      The computation of net income per share is based on the weighted average number of common shares outstanding during the period. Common stock options and other potentially diluted securities have not been included in the computation since their inclusion would have no effect on net income per share.

      INCOME TAXES:

      The Company intends to qualify and elect to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ending December 31, 1998. Accordingly, no provision has been made for federal income taxes for the three and nine month periods ended September 30, 1998.

3.    DEBT

The following table sets forth certain information regarding debt outstanding as of September 30, 1998:

     Debt Description               Collateral Properties                Balance      Maturity Date    Interest Rate
---------------------------- -------------------------------------- ---------------- --------------- ------------------
                                                                    ($ in thousands)
LINES OF CREDIT:
Wells Fargo                  1810 McCandless Drive, Milpitas, CA        $39,044           10/99            (1)
                             1740 McCandless Drive, Milpitas, CA
                             1680 McCandless Drive, Milpitas, CA
                             1600 McCandless Drive, Milpitas, CA
                             1500 McCandless Drive, Milpitas, CA
                             1450 McCandless Drive, Milpitas, CA
                             1350 McCandless Drive, Milpitas, CA
                             1325 McCandless Drive, Milpitas, CA
                             1425 McCandless Drive, Milpitas, CA
                             1526 McCandless Drive, Milpitas, CA
                             1575 McCandless Drive, Milpitas, CA
                             1625 McCandless Drive, Milpitas, CA
                             1745 McCandless Drive, Milpitas, CA
                             1765 McCandless Drive, Milpitas, CA

MORTGAGE NOTES PAYABLE (RELATED PARTIES):
                             2033-2043 Samaritan, San Jose, CA           18,780            3/99             7.25%
                             2133 Samaritan, San Jose, CA
                             2233-2243 Samaritan, San Jose, CA

MORTGAGE NOTES PAYABLE:
Great West Life & Annuity
Insurance Company            6320 San Ignacio Ave., San Jose, CA          7,769            2/04             7.0%

Great West Life & Annuity
Insurance Company            6540 Via del Oro, San Jose, CA               3,707            5/04             7.0%
                             6385 San Ignacio Ave., San Jose, CA

National Electrical
Contractors Association
Pension Benefit
Trust Fund                   2251 Lawson Lane, Santa Clara, CA            4,625            1/09              -

Prudential Capital Group     20400 Mariani, Cupertino, CA                 2,065            3/09             8.75%

New York Life Insurance
Company                      10440 Bubb Road, Cupertino, CA                 436            8/09             9.625%


Home Savings & Loan
Association                  10460 Bubb Road, Cupertino, CA                 536            1/07             9.5%

Amdahl Corporation           3120 Scott, Santa Clara, CA                  6,993            3/14             9.5%

Citicorp U.S.A. Inc.         2800 Bayview Drive, Fremont, CA              3,105            4/00            (2)

Mellon Mortgage Company      3530 Bassett, Santa Clara, CA                2,986            6/01             8.125%

Prudential Secured Loan      10300 Bubb, Cupertino, CA                  130,000           10/08             6.56%

                             10500 N. DeAnza, Cupertino, CA
                             4050 Starboard, Fremont, CA
                             45700 Northpoint Loop, Fremont, CA
                             45738 Northpoint Loop, Fremont, CA
                             450-460 National, Mountain View, CA
                             4949 Hellyer, San Jose, CA
                             6311 San Ignacio, San Jose, CA
                             6321 San Ignacio, San Jose, CA
                             6325 San Ignacio, San Jose, CA
                             6331 San Ignacio, San Jose, CA
                             6341 San Ignacio, San Jose, CA
                             6351 San Ignacio, San Jose, CA
                             3236 Scott, Santa Clara, CA
                             3560 Bassett, Santa Clara, CA
                             3570 Bassett, Santa Clara, CA
                             3580 Bassett, Santa Clara, CA
                             1135 Kern, Sunnyvale, CA
                             1212 Bordeaux, Sunnyvale, CA
                             1230 E. Arques, Sunnyvale, CA
                             1250 E. Arques, Sunnyvale, CA
                             1170 Morse, Sunnyvale, CA
                             3540 Bassett, Santa Clara, CA
                             3542 Bassett, Santa Clara, CA
                             3544 Bassett, Santa  Clara, CA
                             3550 Bassett, Santa Clara, CA
                                                                    ----------------
Mortgage Notes Payable Sub-total                                        162,222
                                                                    ================
Total                                                                  $220,046
                                                                    ================


(1)The lesser of Wells Fargo prime rate in effect on the first day of each calendar month, or the LIBOR or the Wells Fargo Purchased Funds Rate quoted on the first day of each calendar month plus 1.65%. Average rates for the nine months ended September 30, 1998 and the year ended December 31, 1997 was 7.25%.

(2) One month LIBOR plus 1.625% adjusted monthly.


On September 23, 1998, the Company, in its capacity as the general partner of the Operating Partnerships, obtained a loan from Prudential Insurance Company of America in the amount of $130,000. The loan is cross-collateralized and secured by a single deed of trust encumbering 18 properties improved with 24 buildings and consisting of approximately 1.7 million square feet of space, all of which are owned by the Operating Partnerships. The loan bears interest at a fixed rate of 6.56% per annum and is payable in monthly installments of $827 which includes principal (based upon a 30 year amortization) and interest. The net proceeds of the loans were used to pay off approximately $14,553 of mortgage notes payable with the remaining amount used to reduce the outstanding principal balance owed under the mortgage notes payable (related parties).

Costs and fees incurred in connection with obtaining this loan aggregated approximately $900.

On September 30, 1998, the Operating Partnerships assumed lines of credit with Wells Fargo Bank N.A. (the "Wells Fargo Line") from the Berg Group. The Wells Fargo Line matures October 1999 and bears interest at the lesser of the Wells Fargo prime rate in effect on the first day of each calendar month, or LIBOR or the Wells Fargo Funds Rate quoted on the first day of each calendar month plus 1.65%. Borrowings outstanding at September 30, 1998 were $39,044. Availability under the Wells Fargo Line was $60,956. The Wells Fargo Line is currently collateralized by 14 properties owned the Operating Partnerships.

Scheduled principal payments on debt, are as follows:

                                                  Lines    Mortgage     Mortgage
                                                   of       Notes        Notes        Total
                                                 Credit    Payable      Payable
                                                                       (Related
                                                                       Parties)
                                                --------  ---------  --------------  -------
      Three months ending December 31, 1998                   $475                      $475
      Year ending December 31, 1999              $39,044     2,479       $18,780      60,303
      Year ending December 31, 2000                          5,776                     5,776
      Year ending December 31, 2001                          5,488                     5,488
      Year ending December 31, 2002                          2,966                     2,966
      Year ending December 31, 2003                          3,196                     3,196
      Thereafter                                           141,842                   141,842
                                                ========  =========  ==============  =======
                                                $39,044   $162,222       $18,780    $220,046
                                                ========  =========  ==============  =======

4.    RELATED PARTY TRANSACTIONS

As a result of the acquisition of the Company's sole general partnership interest in the Operating Partnerships, the Company's outstanding debt includes amounts payable to BBE which are collateralized by certain of the properties owned by the Operating Partnerships. This amount is included in mortgage notes payable (related parties) on the consolidated balance sheet. Such amounts are due March 1999 and accrue interest at a rate equal to that charged on the Wells Fargo Line. Interest expense incurred in connection with this debt was $3,183 for the three and nine months ended September 30, 1998 and is included in interest expense (related parties) in the consolidated financial statement of operations.

The  Company  currently  leases  space  owned by Berg & Berg  Enterprises,  Inc.
("BBE"), an affiliate of Carl E. Berg and Clyde J. Berg. Rental amounts and overhead reimbursements paid to BBE were $20 and $40 for the three months and nine months ended September 30, 1998, respectively.

5. MINORITY INTEREST

Minority interest represents the separate private ownership in the amount of 87.89% of the Operating Partnerships. Minority interest has been calculated in accordance with EITF 94-4. A reconciliation of minority interest as shown on the face of the consolidated statements of operations is as follows:

                                                            Three Months
                                                               Ended
                                                             September
                                                              30, 1998
                                                           --------------
      Income before minority interest                           $5,519
      Interest income on Demand Notes                              613
                                                           --------------
      Income attributable to Operating Partnerships             $6,132
      Minority interest ownership percent                       87.89%
                                                           ==============
      Income attributable to minority interest                  $5,389
                                                           ==============

The minority interest for the three months ended September 30, 1998 is the same as that for the nine months ended September 30, 1998 because the Company did not acquire its interests in the Operating Partnerships until July 1, 1998

In order to effect the closing of the Company's acquisition of the sole general partnership interests in the Operating Partnerships, the Company issued to each of the partnerships a Demand Note which bears interest at a rate of 7.25% and the total principal amount of the Demand Notes issued was $35,200. Subsequent to July 1, 1998, the Company has made a partial payment of approximately $1,331 under the Demand Notes, which have been eliminated in consolidation.

The stand-alone financial statements of the Operating Partnerships include interest income due from the Company related to $35,200 of Demand Notes. Such interest income (interest expense to the Company) has been eliminated in the consolidated statements of operations.


6.    ISSUANCE OF COMMON STOCK

On March 30, 1998, the Company issued 200,000 shares of common stock at $4.50 per share to an executive officer of the Company in exchange for a $900 note receivable payable to the Company. The note is a full recourse promissory note bearing interest at 5.59% and is collateralized by a pledge of the shares. Interest is payable annually and principal is due March 30, 2003.

During the second quarter of 1998, the Company received total payments of $293 relating to amounts receivable from the private placements of shares of Common Stock in November 1997.

===============================================================================
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands, except share, square footage and limited partnership unit amounts)

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto contained herein and the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 1997. The results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1998. The following discussion includes forward-looking statements, including but not limited to statements with respect to the Company's future financial performance, operating results, plans and objectives. Actual results may differ materially from those currently anticipated depending upon a variety of factors, including those described below under the sub-heading, "Forward-Looking Information."

OVERVIEW

Shareholders previously approved the sale of substantially all of the assets of the Company and the distribution of the net proceeds of sale on a pro rata basis. Subsequent to the distribution, Carl E. Berg approached the Company with a proposal to purchase the Company, and, rather than dissolve the Company, continue the business of the Company with a portfolio of new investment properties. After the purchase of shares in the Company by one of Mr. Berg's entities and other accredited investors and the final distribution to all previous shareholders in October 1997, the AMEX halted trading of the Company's Common Stock because the Company no longer met AMEX minimum listing requirements.

In May 1998, the Company, Mr. Berg, members of his immediate family and certain entities which they control (the "Berg Group") and certain other persons entered into an agreement (the "Acquisition Agreement") providing, among other things for the Company's acquisition of interests as the sole general partner in the four existing limited partnerships (referred to collectively as the "Operating Partnerships"), which hold approximately 4.34 million rentable square feet of office/research and development/manufacturing space ("R&D Property") located in the portion of the San Francisco Bay Area known as "Silicon Valley," effective as of July 1, 1998, as well as rights to acquire additional R&D Properties, as described below, after shareholder approval. In July 1998, the Company and all parties to the Acquisition Agreement agreed to consummate the Company's acquisition of the general partner interests in the Operating Partnerships, effective for financial statement and income tax and reporting purposes as of July 1, 1998 (the "Partnership Closing") to enable the Company to include results of operations, assets and other financial data for the Operating Partnerships with the Company's consolidated financial statements for the second half of 1998. The Company effected the Partnership Closing by issuing to each of the Operating Partnerships a demand note ("Demand Note") bearing 7.25% interest aggregating $35.2 million of principal, as provided in the Acquisition Agreement as amended by the parties effective as of July 1, 1998. Each Demand Note is payable no later than July 1, 2000.

As a consequence of the Partnership Closing, the Company now controls the Operating Partnerships, all of which are governed by the Delaware Revised Uniform Limited Partnership Act ("DRULPA"). The individual Operating
Partnerships are named Mission West Properties, L.P. ("MWP"), Mission West Properties, L.P. I ("MWP I"), Mission West Properties, L.P. II ("MWP II") and Mission West Properties, L.P. III ("MWP III"). MWP was organized under the DRULPA in 1995; MWP I and MWP II were general partnerships formed more than 15 years ago which converted to limited partnerships under the DRULPA in December 1997; and MWP III was formed in 1983 as a California limited partnership and converted to a Delaware limited partnership under the DRULPA at the Partnership Closing. No new entity has been created in connection with the Partnership Closing, and the Company does not intend to create a new entity to conclude any aspect of such closing. All limited partnership interests in the Operating Partnerships were converted into 59,479,633 units of limited partnership interest ("L.P. Units") in connection with the Partnership Closing. In the aggregate those L.P. Units represent ownership of approximately 87.89% of the Operating Partnerships.

Prior to the Partnership Closing,  MWP, MWP I and MWP II were controlled by Carl
E. Berg and his brother Clyde J. Berg, who have been engaged in developing, owning, operating, acquiring and selling Silicon Valley R&D Properties under the name "Berg & Berg Developers" ("Berg & Berg") for nearly 30 years. Another Silicon Valley developer, John T. Kontrabecki ("Kontrabecki") controlled MWP III as its sole general partner prior to the Partnership Closing, and Carl and Clyde Berg owned 50% of that partnership as limited partners. Prior to the Partnership Closing, certain members of the Berg Group held R&D Properties outside of MWP, MWP I and MWP

II, and Mr. Kontrabecki was a general partner in two other partnerships (in which members of the Berg Group held substantial limited partner interests). To consolidate title to those R&D Properties in a single entity, the parties agreed pursuant to the Acquisition Agreement to contribute their respective R&D Properties to MWP in exchange for L.P. Units. By amendment to the Acquisition Agreement, all the proposed transfers to MWP occurred at the Partnership Closing, except for the conveyance of certain R&D Properties representing approximately 0.144 million rentable square feet (the "Fremont Properties") which was consummated in September, 1998.

Of the total R&D Properties rentable square footage owned and operated by the Operating Partnerships following the Partnerships' Closing, properties representing approximately 3.78 million rentable square feet were owned or controlled by members of the Berg Group and constitute the historical properties managed by Berg & Berg (the "Berg Properties"). Other R&D Properties, consisting of approximately 0.56 million rentable square feet, (the "Acquired Properties") represent the Fremont Properties and certain R&D Properties (the "Kontrabecki Properties") held by the three limited partnerships previously controlled by Kontrabecki.

Under the Acquisition Agreement, all L.P. Units in the Operating Partnerships may be exchanged for shares of Common Stock of the Company pursuant to the terms of an Exchange Rights Agreement (the "Exchange Rights Agreement"). Under the terms of the Acquisition Agreement, the Operating Partnerships and the Company also have agreed to the terms of a Pending Projects Acquisition Agreement (the "Pending Projects Acquisition Agreement"), which permits the acquisition by the Operating Partnerships of approximately one million additional rentable square feet upon the completion and leasing of a number of the Pending Development Projects owned by certain members of the Berg Group and under current development by Berg & Berg Enterprises, Inc. ("BBE").

The owners of the Pending Development Projects may obtain cash, or at their option L.P. Units. A total of 33,919,072 L.P. Units may be issued in exchange for the Pending Development Projects. Subject to shareholder approval of the Pending Projects Acquisition Agreement, those units may be exchanged for 33,919,072 shares of Common Stock pursuant to the Exchange Rights Agreement. On August 6, 1998, Berg & Berg and Microsoft Corporation ("Microsoft") signed a lease with respect to an approximate 515,000 square foot property to be constructed by Microsoft on L'Avenida in Mountain View, California, one of the sites comprising the Pending Development Projects. Microsoft controls the construction of this facility, which is scheduled to be completed in phases between March and May 1999. The Company will acquire the R&D Properties to be built on the L'Avenida site when and if construction has been completed and the buildings have been fully leased. Upon any acquisition by the Company of the Pending Development Projects, their owners may elect to receive cash or L.P. Units from the Operating Partnerships. The Acquisition Agreement also gives the Company an option to acquire, through the Operating Partnerships, any future R&D Property developments on approximately 162 net acres of Silicon Valley land owned by certain members of the Berg Group (the "Berg Land Holdings") under the terms of the Berg Land Holdings Option Agreement (the "Option Agreement"). The owners of the Berg Land Holdings may elect to receive cash or L.P. Units. The Company will not acquire any of these properties directly, but rather will do this through the Operating Partnership.

In May 1998, the Company entered into binding agreements, subject to certain conditions, to sell 6,495,058 shares of Common Stock at $4.50 per share to accredited investors in two private placement transactions ("the Private Placement"), following shareholder approval as required by AMEX. Of the total number of shares to be sold in the Private Placement, 5,800,000 shares were offered in a placement managed by Ingalls & Snyder LLC ("Ingalls & Snyder"). The purchasers of such shares have agreed to pay a placement fee of $0.05 per share to Ingalls & Snyder, for which the company has no liability. The Company intends to call a special meeting of shareholders (the "Special Meeting") to approve the Private Placement, ratify the Company's acquisition of its general partner interest in the Operating Partnerships, approve the Pending Projects Acquisition Agreement, approve the Option Agreement, approve the issuance of up to 93,398,705 shares of Common Stock in exchange for L.P. Units pursuant to the Exchange Rights Agreement and approve the Company's reincorporation under the laws of the State of Maryland through a merger with the Company's wholly-owned subsidiary Mission West Properties, Inc. (the "Reincorporation Merger").


RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 TO THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997.

The Company's acquisition of the Properties during the third quarter of 1998 substantially altered the Company's operations. As a consequence, operating results for that three-month period and the nine-month period ended September 30, 1998 are not meaningfully comparable to operating results for the same periods of 1997.

For the period from July 1, 1998 to September 30, 1998, rental revenues from real estate were $13,317, which included a positive adjustment of $752 in order to reflect rental revenues on a straight-line basis. Tenant reimbursements were $2,101, and other income, including interest, was $37. Expenses in the three and nine months ended September 30, 1998 of $9,936 and 10,503, respectively, includes $9,657 of costs related directly to the Company's acquisition of its general partnership interest in the Operating Partnerships, with the remaining $279 and $846 resulting from general and administrative costs.

Income before minority interest was $5,519 and $5,093 for the three and nine months ended September 30, 1998, respectively. Minority interest in income was $5,389 for the three and nine months ended September 30, 1998, resulting in net income of $130 and a net loss of $(296) for those same periods, respectively. Minority interest represents the limited partners' ownership interest of 87.89% in the Operating Partnerships, as calculated in accordance with EITF 94-4.

During the nine month period ended September 30, 1997, the Company sold its entire real estate portfolio of 11 properties. Of the 11 real estate properties, nine properties ("the nine properties") were sold during the first quarter of 1997. The nine properties consisted of occupied office, light industrial buildings and vacant land in Chandler, Arizona. The remaining two properties were sold in the second quarter of 1997 and consisted of leaseholds, together with hangar and office buildings, thereon, comprising approximately 25 percent of the land at Palomar-McClellan Airport in San Diego, California.

Upon completion of the sale of the nine properties, the Company received $47,200 in cash, from which it repaid all debt encumbering the properties (thus the elimination of all future interest expense) and paid a majority of the related transaction and closing costs, including $3,000 in "break-up" fees from previously terminated sales transactions. Upon completing the sale of the remaining two properties in the second quarter of 1997, the Company received $3,000 cash, from which related transaction and closing costs were paid. The Company recognized a net gain on the sale of the eleven properties of $4,676.

The Company declared a special dividend of $9.00 per share to shareholders during February 1997. That dividend represented the available portion of the proceeds from the sale of the nine properties.

Following the sale of all 11 properties, coupled with the cash dividends paid to shareholders, only cash and receivables were left in the Company and, therefore, the resulting corporate entity had insignificant revenue-generating and cash-generating capabilities and minimal operations, aside from interest income and general and administrative expenses, until the acquisition of the Properties at the Partnership Closing in July 1998.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company had total indebtedness remaining on the Properties of approximately $220,000. The $130,000 Prudential Secured Loan bears an interest rate of 6.56%, maturing October 15, 2008, and is payable in monthly installments of principal (based upon a 30 year amortization) and interest of $827. The Company has paid total fees of approximately $900 in connection with this loan. The Company also has $60,956 available to borrow under two lines of credit with Wells Fargo Bank N.A. (the "Wells Fargo Line") totaling $100,000, which the Company and the Operating Partnerships assumed from the Berg Group effective September 30, 1998. The Wells Fargo Line expires in October 1999 and is secured by 14 Properties. The Company has additional secured loans (including related party loans) totaling $51,000, which are secured by 13 Properties.

HISTORICAL CASH FLOWS

Net cash provided by operating activities for the nine months ended September 30, 1998 was $10,636 compared to net cash used in operating activities of $(1,342) for the same period in 1997. The change was a direct result of the Company's acquisition of a 12.11% general partnership interests in the Operating Partnerships.

Net cash used in investing activities was $(118) for the nine months ended September 30, 1998 compared to net cash provided by investing activities of $46,443 for the same period in 1997. Cash used in investing activities during 1998 related solely to improvements made to existing real estate assets acquired as part of the Company's investment in the Operating Partnerships. Net cash provided by investing activities in 1997 related solely to the sales proceeds realized by the Company on the final disposition of its real estate holdings held prior to 1998.

Net cash used in financing activities was $(13,310) for the nine months ended September 30, 1998 compared to $(42,916) for the same period in 1997. During 1998, the Company reduced debt outstanding by utilizing proceeds from new borrowings and cash provided by operating activities. For the nine months ended September 30, 1997, the Company paid off all debt which existed at that time, and also made dividend payments aggregating $13,798.

CAPITAL EXPENDITURES

The Properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the years ended December 31, 1993 through December 31, 1997, the recurring tenant improvement costs and leasing commissions incurred with respect to new leases and lease renewals of the Berg Properties averaged approximately $1,500 annually. Of the Acquired Properties, 83,902 square feet of space is subject to leases that expire between January 1, 1998 and December 31, 2001. The Company will have approximately 416,000 square feet under expiring leases annually from January 1, 1998 through December 31, 2000. The Company expects that the average annual cost of recurring tenant improvements and leasing commissions, related to the properties, will be approximately $1,500 from January 1, 1998 through December 31, 2000. It expects to recover substantially all of these sums from the tenants under the new or renewed leases through increases in rental rates. The Company expects to meet its long-term liquidity requirements for the funding of property development, property acquisitions and other material non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities by the Company.

FUNDS FROM OPERATIONS

As defined by the National Association of Real Estate Investment Trusts ("NAREIT"), FFO represents net income (loss) before minority interest of unitholders (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustments for unconsolidated partnerships and joint ventures. Management considers FFO an appropriate measure of performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the Company's ability to incur and service debt, and make capital expenditures. FFO should not be considered as an alternative for net income as a measure of profitability nor is it comparable to cash flows provided by operating activities determined in accordance with GAAP. FFO is not comparable to similarly entitled items reported by other REITs that do not define them exactly as the Company defines FFO.

                                      For the      For the Nine    Pro Forma
                                       Three          Months         Nine
                                       Months         Ended         Months
                                       Ended        September        Ended
                                     September      30, 1998       September
                                     30, 1998                       30, 1998
                                   -------------  -------------  ------------
     Funds from Operations:
     Net income / (loss)                $130          $(296)          $401
        Add back:
         Minority interest             5,389          5,389         18,129
         Real estate depreciation      2,638          2,638          7,936
                                   -------------  -------------  ------------
     Total funds from operations      $8,157         $7,731        $26,466
                                   =============  =============  ============

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The  Company  does  not  believe  recently  issued  accounting   standards  will
materially impact on the Company's financial statements.

YEAR 2000

The Company utilizes computer software for its corporate and real property accounting records and to prepare its financial statements. The vendor of the Company's current principal software accounting system has advised the Company that it will provide a Year 2000 compliant software upgrade to the Company in early 1999. If necessary, the Company could prepare all required accounting entries manually without incurring material additional operating expenses.

Conceivably, tenants of the Properties could experience delays in processing their accounting records and making required lease payments, if they encounter Year 2000 compliance problems. The Company does not believe that any such delays would have a material adverse effect on the Company.

FORWARD LOOKING INFORMATION

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative or regulatory provisions affecting the Company (including changes to laws governing the taxation of REITs), availability of capital, interest rates, competition, supply of and demand for office and industrial properties in the Company's current and proposed market areas, and general accounting principles, policies and guidelines applicable to REITs. These risks and uncertainties, together with the other risks described from time to time in the Company's reports and documents filed with the Securities and Exchange Commission, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

===============================================================================
PART II - OTHER INFORMATION

ITEM 2
CHANGES IN SECURITIES AND USE OF PROCEEDS

The information provided in Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" is incorporated by reference in response to this item.

ITEM 5
OTHER INFORMATION

RECENT DEVELOPMENTS

The Company's Form S-4 Registration Statement No. 333-52835, filed on May 15, 1998, as amended on October 27, 1998 (the "S-4 Registration Statement"), is incorporated by reference into this Form 10-Q. The section of the S-4 Registration Statement entitled "RISK FACTORS" is specifically incorporated by reference into Item 2 Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

      a.   EXHIBITS

           None.

      b.   REPORTS ON FORM 8-K

           During the quarter ended September 30, 1998, the Company filed no reports on Form 8-K.

===============================================================================
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                  Mission West Properties
                                  (Registrant)


Date: October 27, 1998            By: /s/ Marianne K. Aguiar
                                  ---------------------------
                                  Marianne K. Aguiar
                                  Vice President of Finance and Controller
                                  (Principal Accounting Officer)