Form 10-Q/A
period 1998-09-30
MISSION WEST PROPERTIES/NEW/
filed 1998-11-16
CIK 704874

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    Form 10-Q/A


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


An agreement between the Company and the Operating Partnerships provided for reallocations of interests and adjustments in the amounts payable by the Company to each Operating Partnership in exchange for its general partnership interest based upon differences between the amount of debt encumbering the Properties of an Operating Partnership as of the effective date of the Partnership Closing and the amount of such debt on May, 14, 1998. In conjunction with the Partnership Closing and certain refinancings, final closing accounting entries and adjustments as of June 30, 1998 were made on the books of the predecessors of the four Operating Partnerships. Due to higher than estimated closing debt balances, the total number of L.P. Units was reduced by 7,426,773 from 66,906,406 L.P. Units to 59,479,633 L.P. Units to reflect the number of L.P. Units properly outstanding as of July 1, 1998, computed with reference to the agreed upon valuation of $4.50 per outstanding share and the net equity value determined for the predecessors of the Operating Partnerships as of June 30, 1998. Due to the reduction in total L.P. Units, the Company's recomputed interest in the Operating Partnerships increased automatically to 12.11%.

The acquisition was accounted for as a purchase with the results of the Operating Partnerships included from July 1, 1998. The fair value of the assets acquired was $509,004 and liabilities assumed totaled $238,907. The fair value of real estate assets acquired was determined by multiplying the annualized base rentals under the leases for the Properties using the rental rates in effect on January 1, 1998 by a multiple of 10 for the Berg Properties and 11.4 for the properties previously controlled by John Kontrabecki. Both multiples were selected with reference to multiples used for purchases and sales of similar properties within the Silicon Valley known to Berg & Berg Developers at the time, all of which exceeded the two multiples used by the Company and the Bergs to value the Properties at July 1, 1998 (such multiples are the reciprocals of the capitalization rates used in the transactions). The higher multiple of 11.4 times annualized rents used to value the Kontrabecki Properties resulted from negotiations between the Company and Mr. Kontrabecki. Both valuation multiples also were reviewed and agreed upon by the investors' representative for the offer of 5,800,000 shares in the Company's May 1998 private placement transactions.


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

5. MINORITY INTEREST


Minority interest represents the separate private ownership in the amount of 87.89% of the Operating Partnerships. Minority interest has been calculated in accordance with EITF 94-2. A reconciliation of minority interest as shown on the face of the consolidated statements of operations is as follows:


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

FUNDS FROM OPERATIONS


As defined by the National Association of Real Estate Investment Trusts ("NAREIT"), FFO represents net income (loss) before minority interest of unitholders (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustments for unconsolidated partnerships and joint ventures. Management considers FFO an appropriate measure of performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the Company's ability to incur and service debt, and make capital expenditures. FFO should not be considered as an alternative for net income as a measure of profitability nor is it comparable to cash flows provided by operating activities determined in accordance with GAAP. FFO is not comparable to similarly entitled items reported by other REITs that do not define them exactly as the Company defines FFO. FFO, along with cash provided by (used in) operating, investing and financing activities for the three and nine months ended September 30, 1998 presented on a historical basis are summarized in the following table:

                                      For the      For the Nine
                                       Three          Months
                                       Months         Ended
                                       Ended        September
                                     September      30, 1998
                                     30, 1998
                                   -------------  -------------
   Calculation of Funds
     from Operations:
     Net income / (loss)                $130          $(296)
       Add back:
         Minority interest             5,389          5,389
         Real estate depreciation      2,638          2,638
                                   -------------  -------------
     Total funds from operations      $8,157         $7,731
                                   =============  =============
   Cach flow provided by (used in):
     Operating activities            $12,263        $10,636
     Investing activities               (118)          (118)
     Financing activities            (13,592)       (13,310)



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


                                  Mission West Properties
                                  (Registrant)



Date: November 12, 1998            By: /s/ Marianne K. Aguiar
                                  ---------------------------
                                  Marianne K. Aguiar
                                  Vice President of Finance and Controller
                                  (Principal Accounting Officer)